Form 10-Q
period 1996-03-31
TROY HILL BANCORP INC
filed 1996-05-15
CIK 921363

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER:  0-24350

                             TROY HILL BANCORP, INC.
- - --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                PENNSYLVANIA                                     25-0844150
      (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
IDENTIFICATION INCORPORATION OR ORGANIZATION)                     NUMBER)


                               1706 LOWRIE STREET
                         PITTSBURGH, PENNSYLVANIA 15212
- - --------------------------------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                              (412) 231-8238
- - --------------------------------------------------------------------------------
                         REGISTRANT'S TELEPHONE NUMBER,
                               INCLUDING AREA CODE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENT FOR THE PAST 90 DAYS.  YES  X    NO

     SHARES OUTSTANDING AS OF MAY 8, 1996: 1,067,917 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.

                             TROY HILL BANCORP, INC.

                                      INDEX

Part I.             Financial Information                             Page
- - -------------------------------------------------------------------------------
Item 1.             Financial Statements


                    Consolidated Statements of Financial                   1
                    Condition as of March 31, 1996
                    (Unaudited) and June 30, 1995

                    Consolidated Statements of
                    Earnings for the Three and Nine Months
                    Ended March 31, 1996 and 1995
                    (Unaudited)                                            2

                    Consolidated Statements of Cash Flows
                    for the Nine Months ended March 31,
                    1996 and 1995 (Unaudited)                              3

                    Consolidated Statement of
                    Stockholders' Equity for the
                    Nine Months ended March 31,
                    1996 (Unaudited)                                       5

                    Notes to Unaudited Consolidated
                    Financial Statements                                   6

Item 2.             Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations for the Three and Nine Months
                    Ended March 31, 1996 and 1995.                         8

Part II.            Other Information                                   Page
- - -------------------------------------------------------------------------------
Item 1.             Legal Proceedings                                     17
Item 2.             Changes in Securities                                 17
Item 3.             Defaults Upon Senior Securities                       17
Item 4.             Submission of Matters to a Vote of
                    Security Holders                                      17
Item 5.             Other Information                                     17
Item 6.             Exhibits and Reports on Form 8-K                      17
Signatures                                                                18

                             TROY HILL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  March 31,       June 30,
                                                                     1996           1995
                                                               (In thousands)   (In thousands)
ASSETS:                                                          (Unaudited)
                                                                 -----------      --------
Cash and due from banks                                            $   754        $ 1,469
Investment and mortgage-backed securities-available for sale        13,366         10,831
Investment securities- held to maturity (market value of
     $7,134 at June 30,1995)                                             -          7,301
Loans held for sale, at lower of cost or
     market                                                            654            272
Loans receivable                                                    63,668         53,180
Office properties and equipment - at depreciated
     cost                                                              619            602
Federal Home Loan Bank stock - at cost                                 467            286
Accrued interest receivable                                            538            470
Deferred income tax benefits                                           325            288
Other                                                                   93            392
                                                                   -------        -------
          Total assets                                             $80,484        $75,091
                                                                   -------        -------
                                                                   -------        -------

LIABILITIES

Deposit accounts                                                   $52,775        $50,610
Advances from Federal Home Loan Bank                                 8,583          5,750
Accrued income taxes                                                    94             83
Advances by borrowers for taxes and insurance                        1,012            986
Other liabilities                                                      155            446
                                                                   -------        -------
          Total liabilities                                         62,619         57,875
                                                                   -------        -------
                                                                   -------        -------


STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares
     authorized and unissued                                             -              -
Common stock, $.01 par value, 10,000,000 shares authorized,
     1,124,125 shares issued                                            11             11
Additional paid-in-capital                                          10,608         10,591
Retained earnings                                                    9,211          8,657
Treasury stock- at cost, 56,208 shares at June 30, 1995
     and March 31, 1996                                               (703)          (703)
Shares acquired by Recognition and Retention Plan                     (463)          (543)
Unearned ESOP shares                                                  (779)          (850)
Unrealized gain (loss) on investment and mortgage-
     backed securities available for sale                              (20)            53
                                                                   -------        -------
Total stockholders' equity                                          17,865         17,216
                                                                   -------        -------
Total liabilities and stockholders' equity                         $80,484        $75,091
                                                                   -------        -------
                                                                   -------        -------

                             TROY HILL BANCORP, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS


                                                            Three months ended                        Nine months ended
                                                                  March 31,                                March 31,
                                                 (In thousands, except for per share data) (In thousands, except for per share data)
                                                                 (Unaudited)                              (Unaudited)
                                                 ----------------------------------------- -----------------------------------------
                                                            1996           1995                     1996                1995
                                                 ----------------------------------------- -----------------------------------------
Interest income:
     Loans                                                 $1,371         $1,036                   $3,903              $2,856
     Investment securities
          Taxable                                             122             66                      359                 221
          Exempt from federal income taxes                      -             39                       77                 117
     Mortgage-backed securities                               109            136                      341                 361
     Interest-bearing deposits and other                       43             62                      110                 169
                                                           ------         ------                   ------              ------
          Total interest income                             1,645          1,339                    4,790               3,724
Interest expense:
     Interest on deposit accounts                             621            496                    1,875               1,308
     Interest on advances and other borrowings                140             80                      428                 189
                                                           ------         ------                   ------              ------
          Total interest expense                              761            576                    2,303               1,497
                                                           ------         ------                   ------              ------
Net interest income                                           884            763                    2,487               2,227
Provision for loan and lease losses                            30             10                       90                  10
                                                           ------         ------                   ------              ------
Net interest income after provision for
     loan and lease losses                                    854            753                    2,397               2,217
Noninterest income:
     Loan fees and service charges                             12              8                       34                  35
     Gain on sales of loans                                    32             10                       91                  59
     Loss on sales of investments and mortgage-
     Backed securities available for sale                       -            (2)                     (11)                (83)
     Other                                                     11              9                       30                  34
                                                           ------         ------                   ------              ------
          Total noninterest income                             55             25                      144                  45
Noninterest expense:
     Salaries and employee benefits                           226            210                      646                 558
     Net occupancy expense                                     44             41                      118                 119
     Federal deposit insurance                                 30             21                       87                  72
     Other operating                                          137            152                      372                 458
                                                           ------         ------                   ------              ------
          Total noninterest expense                           437            424                    1,223               1,207
                                                           ------         ------                   ------              ------
Earnings before income taxes                                  472            353                    1,318               1,054
Income taxes                                                  187            130                      513                 412
                                                           ------         ------                   ------              ------
               NET EARNINGS                                  $285           $223                     $805                $642
                                                           ------         ------                   ------              ------
                                                           ------         ------                   ------              ------



Earnings and dividends per share:
     Net earnings per share                                 $0.29          $0.22                    $0.81               $0.63
                                                           ------         ------                   ------              ------
                                                           ------         ------                   ------              ------
     Cash dividends declared per share                      $0.10          $0.05                    $0.26               $0.15
                                                           ------         ------                   ------              ------
                                                           ------         ------                   ------              ------

                             TROY HILL BANCORP, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS



                                                                      Nine months ended
                                                                           March 31,
                                                                    (Dollars in thousands)
                                                                          (Unaudited)
                                                                  -----------------------
                                                                     1996           1995
                                                                  --------        -------
Cash flows from operating activities:
   Net earnings                                                   $    806        $   642
   Adjustments to reconcile net income to
      net cash provided by operating activities:
   Provision for loan and lease losses                                  90             10
   Origination of loans for sale                                    (7,704)          (452)
   Proceeds from sale of loans                                       7,322            452
   Depreciation                                                         53             53
   Amortization of deferred loan origination
      fees and accretion of discounts                                  (68)          (127)
   Deferred income tax benefit                                           2              -
   Increase in accrued interest
      receivable                                                       (68)           (59)
   Increase (decrease) in interest payable                             (19)            53
   Increase in other assets                                              -            (18)
   Loss on sale of investment and mortgage-backed
      securities available for sale                                     (9)            83
   Other                                                               237           (572)
   Increase (decrease) in accrued income taxes                          11            (26)
                                                                  --------        -------
Net cash provided by
      operating activities                                             653             39
                                                                  --------        -------

Cash flows from investing activities:
   Purchases of investment securities                                    -           (750)
   Purchases of mortgage-backed securities                          (2,000)        (6,504)
   Sale of investment and mortgage-backed securities
      available for sale                                             5,926          3,746
   Principal repayments of mortgage-backed securities                1,028            669
   Net increase in loans                                           (10,843)       (11,117)
   Purchases of office properties and equipment                        (70)           (30)
   Purchase of Federal Home Loan Bank Stock                           (181)            36
                                                                  --------        -------
      Net cash provided by
         investing activities                                       (6,140)       (13,950)
                                                                  --------        -------


                                   (continued)

                                     TROY HILL BANCORP, INC
Cash flows from financing activities:
   Net increase in deposit accounts                                  2,165          7,024
   Net increase in advances from Federal Home Loan Bank              2,833          1,000
   Net decrease in advances by borrowers for taxes and
      insurance                                                         26            (47)
      Dividends declared                                              (252)          (157)
                                                                  --------        -------
         Net cash provided by
            financing activities                                     4,772          7,820
                                                                  --------        -------

         Net (decrease) increase in cash                              (715)        (6,091)

Cash and cash equivalents at beginning of period                     1,469          7,473
                                                                  --------        -------

Cash and cash equivalents at end of period                         $   754        $ 1,382
                                                                  --------        -------
                                                                  --------        -------


Supplemental disclosures of cash flow information:

   Cash paid during the period for:

   Interest on deposits and borrowings                             $ 1,875        $ 1,527
                                                                  --------        -------
                                                                  --------        -------

   Income taxes                                                    $   488        $   426
                                                                  --------        -------
                                                                  --------        -------

   Non-cash investing transactions:

   Transfers from loans to real estate acquired
      through foreclosure                                          $    25        $    60
                                                                  --------        -------
                                                                  --------        -------

   Unrealized loss on investment securities                            136            (72)
   Unrealized (gain) loss on mortgage-backed securities               (106)            10
   Deferred income taxes                                               (10)            21
                                                                  --------        -------
   Net unrealized (gain) loss on investment and
      mortgage-backed securities                                   $    20        $   (41)
                                                                  --------        -------
                                                                  --------        -------


                             TROY HILL BANCORP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
- - --------------------------------------------------------------------------------


                                                                                  Unrealized Gain on
                                                         Shares acquired            Investment and     Shares acquired
                                              Additional   by Employee             Mortgage-backed     by Recognition      Total
                              Common Treasury  Paid In   Stock Ownership Retained securities available  and Retention  Stockholders'
(Dollars in thousands)         Stock   Stock   Capital         Plan      Earnings       for sale             Plan         Equity
- - ------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995       $11    (703)    $10,591         ($850)    $8,657                $53         ($543)        $17,216
Purchase of Treasury Stock       -        -          -              -         -                  -              -              -
Purchases of stock for
Recognition and Retention Plan   -        -          -              -         -                  -             80             80
Accrual for Employee Stock
Ownership Plan (ESOP)            -        -         17             71         -                  -              -             88
Cash dividends declared on
Common Stock at $.26 per
share                            -        -          -              -     (252)                  -              -          (252)
Increase in unrealized gain on
securities available for sale    -        -          -              -         -               (73)              -           (73)
Net income                       -        -          -              -       806                  -              -            806
- - ------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996      $11   $(703)    $10,608         $(779)    $9,211              $(20)         $(463)        $17,865
                               -----------------------------------------------------------------------------------------------------
                               -----------------------------------------------------------------------------------------------------

TROY HILL BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other interim period.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

In May 1993, the Financial Accounting Standards Board released SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. Investments are to be classified into the following three categories: 1) debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of resale in the near future are classified as trading securities and reported at fair value, with unrealized gains and losses included in current period earnings; and 3) debt and equity securities not classified as either held to maturity securities or trading securities are classed as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes.

In December 1995, the Financial Accounting Standards Board provided financial institutions and other companies with the opportunity to reclassify all of their debt and equity securities to available for sale. At December 31, 1995, the Company reclassified its entire portfolio of investment and mortgage-backed securities amounting to $14.0 million as available for sale in order to provide the Company with the flexibility to sell individual securities if it chooses to do so. At March 31, 1996, the Company classified mortgage-backed securities and investments of $13.4 million as available for sale.
Stockholders' equity decreased by $20,000 at March 31, 1996 as a result of the net unrealized gain with respect to investment and mortgage-backed securities held as available for sale, net of deferred income taxes.

EARNINGS PER SHARE

Earnings per share have been calculated based on the weighted average number of common and common equivalent shares outstanding for the three and nine months ended March 31,1996 (998,161 and 994,564 shares, respectively) and for the three and nine months ended March 31, 1995 (1,034,195 shares), during such respective periods.

RECENT LEGISLATIVE DEVELOPMENTS

On November 14, 1995, the Federal Deposit Insurance Corporation ("FDIC") approved a final rule regarding deposit insurance premiums. The final rule reduced deposit insurance premiums for Bank Insurance Fund ("BIF") member institutions from 23 to 0 basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for Savings Association Insurance Fund ("SAIF") members at their current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the January 1, 1996 premium assessment. Accordingly, in the absence of further legislative action, SAIF members such as the Savings Bank will be competitively disadvantaged as compared to commercial banks by the resulting premium differential.

The U.S. House of Representatives and Senate have provided for a resolution of the recapitalization of the SAIF in the Balanced Budget Act of 1995 (the "Reconciliation Bill") which was sent to the President on November 29, 1995.
The President recently vetoed the Reconciliation Bill for reasons unrelated to the recapitalization of the SAIF. The Reconciliation Bill provides that all SAIF member institutions will pay a special one-time assessment to recapitalize the SAIF, which in the aggregate will be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. Based on the current level of reserves maintained by the SAIF it is currently anticipated that the amount of the special assessment required to recapitalize the SAIF will be approximately 80 to 85 basis points of the SAIF-assessable deposits. The special assessment would be payable based on the amount of SAIF deposits on March 31, 1995. It is anticipated that after the recapitalization of the SAIF, that premiums of SAIF-insured institutions would be reduced comparable to those currently being assessed BIF-insured commercial banks.

The Reconciliation Bill also provides for the merger of BIF and SAIF on January 1, 1998, with such merger being conditioned upon the prior elimination of the thrift charter. The Banking Committees of the House of Representatives and the Senate in adopting the Reconciliation Bill agreed that Congress should consider and act upon separate legislation as early as possible in 1996 to eliminate the thrift charter. If adopted, such legislation would require that the Savings Bank as a federal savings bank, to convert to a bank charter. Such a requirement to convert to a bank charter could cause savings institutions to lose favorable tax treatment for their bad debt reserves that they currently enjoy under Section 593 of the Internal Revenue Code of 1986, as amended (the "Code").

While the outcome of the proposed legislation cannot be predicted with certainty, it is likely that some kind of legislative or regulatory action will be undertaken that will impact the Savings Bank's insured deposits. A one-time special assessment of 85 basis points would result in the Savings Bank paying approximately $440,000, net of related tax benefits, if any. In addition, the enactment of such legislation may have the effect of immediately reducing the capital of SAIF-member institutions by the amount of the special assessment, net of taxes.

In light of the different proposals currently under consideration and the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or, if adopted, the amount of the assessment, if any, that would be imposed on the Savings Bank.



TROY HILL BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THREE AND NINE MONTHS ENDED MARCH 31, 1996


GENERAL

On June 24, 1994, Troy Hill Federal Savings and Loan Association successfully completed its conversion from a federally chartered, mutual savings and loan association to a federally chartered stock savings bank known as Troy Hill Federal Savings Bank (the "Savings Bank") and the concurrent formation of Troy Hill Bancorp, Inc. (the "Company" or "Troy Hill"), the parent holding company of the Savings Bank. The operating results of the Company depend primarily upon its net interest income, which is determined by the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. The Company's net income also is affected by its provision for loan and lease losses, as well as the level of its noninterest income, including loan fees and service charges, gain on sale of loans, and other income, and its noninterest expenses, such as salaries and employee benefits, net occupancy expense, federal deposit insurance and miscellaneous other expenses, and income taxes.

In general, financial institutions are vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. The lending activities of financial institutions, including the Savings Bank, have historically emphasized the origination of long-term, fixed-rate loans secured by single-family residences, and the primary source of funds of such institutions has been deposits, which largely mature or are subject to repricing within a short period of time. This has historically caused the income earned by Troy Hill on its loan portfolio to adjust more slowly to changes in interest rates than its cost of funds. While having liabilities that reprice more frequently than assets is generally beneficial to net interest income in times of declining interest rates, such an asset/liability mismatch is generally detrimental during periods of rising interest rates.

To reduce the effect of adverse changes in interest rates on its operations, the Company has implemented the asset and liability management policies described below.

ASSET AND LIABILITY MANAGEMENT

Troy Hill maintains a program designed to monitor its exposure to material and prolonged increases in interest rates. The principal determinant of the exposure of the Company's earnings to interest rate risk is the timing difference between the repricing or maturity of the Company's interest-earning assets and the repricing or maturity of its interest-bearing liabilities. The Company's Board of Directors establishes and monitors the Company's asset and liability management policies.

The Company has adopted a strategy designed to improve the interest rate sensitivity of its assets relative to its liabilities. The primary elements of this strategy include: (i) maintaining a high level of liquid assets that can be reinvested in higher yielding investments should interest rates rise; (ii) emphasizing investments in (A) shorter-term (15 years or less), fixed-rate single-family residential loans and (B) residential construction loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans; (iii) to the extent market conditions permit, increasing the origination of adjustable-rate single-family residential loans ("ARMs"); and (iv) maintaining the weighted average maturity of the Company's investment portfolio at five years or less.

As of March 31, 1996, the implementation of the asset and liability initiatives resulted in the following: (i) $12.9 million or 20.0% of the Company's total loan portfolio had adjustable interest rates or maturities of less than 12 months; (ii) $4.6 million or 76.8% of the company's mortgage-backed securities were secured by ARMs; and (iii) $6.1 million or 83.0% of the Company's investment securities portfolio had scheduled maturities of five years or less.

RESULTS OF OPERATIONS

GENERAL

The Company reported net earnings of $285,000 and $223,000 during the three months ended March 31, 1996 and 1995, and $805,000 and $642,000 during the nine months ended March 31, 1996 and 1995, respectively. The $62,000 or 27.8% increase in net earnings for the three months ended March 31, 1996, as compared to the same period in the prior year, is primarily due to a $121,000 increase in net interest income and a $30,000 increase in total noninterest income, which was partially offset by a $13,000 increase in the total noninterest expense, a $20,000 increase in the provision for loan and lease losses and a $57,000 increase in income taxes. The $163,000 or 25.4% increase in net earnings for the nine months ended March 31, 1996, as compared to the same period in the prior year, is primarily the result of a $260,000 increase in net interest income and a $99,000 increase in total noninterest income, which was partially offset by a $16,000 increase in the total noninterest expense, an $80,000 increase in the provision for loan and lease losses and a $101,000 increase in income taxes.

NET INTEREST INCOME

Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

The Company's net interest income increased by $121,000 or 15.9% and $260,000 or 11.7% during the three and nine months ended March 31, 1996, respectively, when compared to the respective periods in 1995.

INTEREST INCOME

Interest on loans increased by $335,000 or 32.3% and $1,047,000 or 36.7% for the three and nine months ended March 31, 1996, respectively, when compared with the same periods in 1995. The increase in interest on loans was due primarily to increases in the weighted average yield earned on loans of 11 and 10 basis points (1%=100 basis points) for the three and nine months ended March 31, 1996, respectively, when compared to the same periods in 1995. The increases in the weighted average yield was due to the adjusting of the interest rate on adjustable-rate mortgages.

Interest and dividends on investment securities and other interest-earning assets (consisting primarily of U.S. Government and agency obligations, corporate obligations, interest-bearing deposits and FHLB of Pittsburgh stock) decreased by $2,000 or 1.2% and increased by $39,000 or 7.7% during the three months and nine months ended March 31, 1996, respectively, when compared with the same periods in 1995. The decrease was the result of the sale of municipal bonds during the three month period ending March 31, 1996. The increase for the nine month period ended March 31, 1996 resulted from the purchase of U.S. Government agency obligations and corporate preferred stock which carry increased yields.

Interest on mortgage-backed securities decreased $27,000 or 19.9% and $20,000 or 5.5% during the three and nine months ended March 31, 1996, respectively, when compared with the same periods in 1995. The decreases were due primarily to a decrease of $2.0 million and $904,000 in the average balance of mortgage-backed securities outstanding for the three and nine months ended March 31, 1996 when compared to the same periods in 1995.

INTEREST EXPENSE

Interest expense on deposits, the largest component of the Company's interest-bearing liabilities, increased by $125,000 or 25.2% and $567,000 or 43.3% for the three and nine months ended March 31, 1996, respectively, when compared to the same periods in 1995. The increases were due primarily due to an increase of $6.7 million and $7.6 million in the average balance of deposits outstanding for the three and nine months ended March 31, 1996, respectively, when compared to the same periods in 1995.

Interest on borrowings (consisting of advances from the FHLB of Pittsburgh) increased $60,000 or 75.0% and $239,000 or 126.5% during the three and nine months ended March 31, 1996, when compared with the same periods in 1995. The increases were due to increases in the average balance of such borrowings of $3.1 million and $5.1 million during the three and nine months ending March 31, 1996, respectively, as compared to the same periods in 1995. The Savings Bank reinvested these additional advances from the Federal Home Loan Bank of Pittsburgh into permanent and construction loans secured by single-family residences.

PROVISION FOR LOAN AND LEASE LOSSES

Provisions for loan and lease losses are charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio.

The Savings Bank's provisions for loan and lease losses during the three and nine month periods ended March 31, 1996, increased by $20,000 and $80,000, respectively, when compared to the same periods in 1995. The provisions made for the periods ending in 1996 were due to the increase in the average balance of loans outstanding. The Company's total allowance for loan and lease losses amounted to 1.11% of the Company's total loan portfolio at March 31, 1996, as compared with 1.2% at March 31, 1995. As of March 31, 1996, the Company's total allowance for loan and lease losses amounted to 30.3% of total nonperforming loans.

NONINTEREST INCOME

The Company's noninterest income increased by $30,000 and $99,000 during the three and nine months ended March 31, 1996, respectively, when compared with the same periods in 1995. The increase during the three month period ended March 31, 1996 was primarily attributable to a $22,000 increase in gains on the sale of loans as well as a $4,000 increase in loan fees and service charges. The increase during the nine month period ended March 31, 1996 was primarily due to a decrease of $72,000 in the loss on the sale of investments available for sale as well as a $32,000 increase in gains on the sale of loans during the period.

NONINTEREST EXPENSE

Noninterest expense increased by $13,000 or 3.1% and $16,000 or 1.3% during the three and nine months ended March 31, 1996, respectively, when compared with the same periods in 1995. Salaries and employee benefits increased by $16,000 or 7.6% and $88,000 or 15.8% for the three and nine months ended March 31, 1996, respectively, when compared to the same periods in 1995. The increases are primarily due to normal salary increases for employees as well as the contribution to its various employee stock benefit plans. Federal deposit insurance increased $9,000 or 42.8% and $15,000 or 20.8% for the three and nine months ended March 31, 1996, respectively, when compared to the same periods in 1995. The increases were primarily attributable to a $3.3 million increase in deposit accounts for the period ended March 31, 1996, when compared to the same period in 1995. Such increases were offset by decreases in miscellaneous other operating expenses, which primarily consist of professional fees, forms, bank charges, postage, insurance expense, and organizational dues, which decreased by $15,000 or 9.9% and $86,000 or 18.8% for the three and nine months ended March 31, 1996, respectively, when compared to same periods in 1995.

INCOME TAXES

The Company recognized $187,000 in income tax expense which reflected an effective rate of 39.6% for the three months ended March 31, 1996, as compared to $130,000 with an effective tax rate of 36.8% for the comparable 1995 period. The Company recognized $513,000 in income tax expense which reflected an effective tax rate of 38.9% for the nine months ended March 31, 1996, as compared to $412,000 with an effective tax rate of 39.1% for the same period in 1995.




LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayment and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provides liquidity to meet lending requirements. The Company has been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. In addition, the Company may, to the extent deemed necessary, utilize borrowings for liquidity (primarily consisting of advances from the FHLB of Pittsburgh). At March 31, 1996, the Company had $8.6 million of outstanding advances from the FHLB of Pittsburgh and an unused line of credit of $1.4 million.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of investment and mortgage-backed securities.

At March 31, 1996, the total approved loan commitments outstanding amounted to $2.0 million. At the same date, commitments under unused lines of credit amounted to $3.6 million and the unadvanced portion of construction loans approximated $5.0 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1996 totaled $19.9 million. Management believes that a significant portion of maturing deposits will remain with the Savings Bank.

The Company's total consolidated assets were $80.5 million at March 31, 1996, an increase of $5.4 million or 7.2% over consolidated assets at June 30, 1995.

Total consolidated stockholders' equity totaled $17.9 million at March 31, 1996, representing an increase of $649,000 or 3.8% from June 30, 1995.

Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the Office of Thrift Supervision ("OTS") has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Savings institutions must satisfy three different OTS capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. For purposes of the regulation, core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and qualifying supervisory goodwill. Core capital is generally reduced by the amount of savings institutions intangible assets, although limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights, qualifying supervisory goodwill and certain other intangibles, all of which are currently not relevant to the calculation of the Savings Bank's regulatory capital. Tangible capital is core capital less all intangible assets, with a limited exception for purchased mortgage servicing rights. The following table sets forth the Savings Bank's compliance with each of the above described regulatory capital requirements at March 31, 1996.

                   Tangible                  Core                Risk-Based
                   Capital                  Capital                Capital
                   --------                 -------              ----------
                                  (Dollars in Thousands)

Regulatory
capital             $12,868                 $12,868                $13,487

Minimum
required
regulatory
capital               1,146                   2,291                  3,957
                     ------                  ------                  -----
Excess
regulatory
capital             $11,722                 $10,577                  9,530
                     ------                  ------                  -----
Regulatory
capital as
a percentage
of assets(1)        16.8%                     16.8%                  27.2%

Minimum capital
required as a
percentage          1.50%                     3.00%                   8.00%
                    -----                     -----                  -----

Excess regulatory
capital as a
percentage in
excess of
requirement        15.30%                    13.80%                  19.20%
                   ------                    ------                  ------

(1) Tangible and core capital are computed as a percentage of adjusted total assets of $76.4 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $49.5 million.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements of the Company and related notes presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

PART II-OTHER INFORMATION
___________________________

ITEM 1.   LEGAL PROCEEDINGS

          THE COMPANY IS INVOLVED ONLY IN ROUTINE LEGAL PROCEEDINGS OCCURRING IN THE ORDINARY COURSE OF BUSINESS WHICH IN THE ORDINARY COURSE OF BUSINESS WHICH IN THE AGGREGATE ARE BELIEVED BY MANAGEMENT TO BE IMMATERIAL TO THE FINANCIAL CONDITION OF THE COMPANY.

ITEM 2.   CHANGES IN SECURITIES

          NOT APPLICABLE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NOT APPLICABLE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NOT APPLICABLE.

ITEM 5.   OTHER INFORMATION

          NOT APPLICABLE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          THE COMPANY FILED A FORM 8-K ON APRIL 17, 1996, AS AMENDED
          ON APRIL 25, 1996, REPORTING A CHANGE OF INDEPENDENT AUDITORS UNDER ITEM 4.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                                         TROY HILL BANCORP, INC.



MAY 8, 1996                                    BY: /S/ ELLRY DAVIS
                                                   ----------------------------
                                               ELLRY N. DAVIS
                                               PRESIDENT AND CHIEF EXECUTIVE
                                               OFFICER


MAY 8, 1996                                    BY: /S/ LAWRENCE C. KERR
                                                   ----------------------------
                                               LAWRENCE C. KERR
                                               TREASURER