Form 10KSB
period 1996-06-30
TROY HILL BANCORP INC
filed 1996-10-15
CIK 921363

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

   [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

                                       OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-24350

                             Troy Hill Bancorp, Inc.
                 (Name of Small Business Issuer in its charter)

      Pennsylvania                                            25-0844150
--------------------------------------------------------------------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


 1706 Lowrie Street, Pittsburgh, Pennsylvania                      15212
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                     (Zip Code)

         Issuer's telephone number, including area code: (412) 231-8238
--------------------------------------------------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:
--------------------------------------------------------------------------------
                                 Not Applicable

          Securities registered under Section 12(g) of the Exchange Act

                     Common Stock (par value $.01 per share)
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Issuer's revenues for its most recent fiscal year: $6.7 million.

As of October 7, 1996, the aggregate value of the 926,053 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 141,864 shares held by all directors and executive officers of the Registrant as a group, was approximately $18.4 million. This figure is based on the last known trade price of $19.875 per share of the Registrant's Common Stock on October 7, 1996.

Number of shares of Common Stock outstanding as of October 7, 1996: 1,067,917
Transitional Small Business Disclosure Format: Yes [  ]    No [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended June 30, 1996 are incorporated into Part II, Items 5 through 7 of this Form 10-KSB.

(2) Portions of the definitive proxy statement for the 1996 Annual Meeting of Stockholders are incorporated into Part III, Items 9 through 12 of this Form 10-KSB.

PART I

Item 1.  Description of Business.

General

         Troy Hill Bancorp, Inc. (the "Company") is a Pennsylvania corporation and a unitary thrift holding company registered under the Home Owners' Loan Act, as amended. The Company is the parent company of Troy Hill Federal Savings Bank (the "Savings Bank" or "Troy Hill"). At June 30, 1996, on a consolidated basis, the Company had total assets of $92.2 million, total liabilities of $74.1 million, including deposits of $54.0 million, and stockholders' equity of $18.0 million.

         Troy Hill is a federally chartered stock savings bank conducting business from two full-service offices located in the Troy Hill section of Pittsburgh and Wexford, Pennsylvania. In June 1994, the Savings Bank converted from a mutual form savings and loan association to a stock form savings bank, reorganized into the holding company form of organization and became a wholly owned subsidiary of the Company (together, the "Conversion").

         Troy Hill is primarily engaged in attracting deposits from the general public through its offices and using such deposits, together with other funds, primarily to originate loans secured by first liens on single-family (one-to-four units) and multi-family (over four units) residential properties, nonresidential real estate, construction loans on primarily residential properties and consumer loans. Troy Hill also invests in securities issued by the United States Government and agencies thereof, municipal debt securities and corporate obligations. Troy Hill derives its income principally from interest earned on loans, mortgage-backed securities and investments and, to a lesser extent, from fees received in connection with the origination and sale of loans and for other services. Troy Hill's primary expenses are interest expense on deposits, FHLB advances and general operating expenses. Funds for activities are provided primarily by deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, sales of loans and other sources.

           Troy Hill conducts operations out of its home office in the Troy Hill section of Pittsburgh, which is located just north of downtown Pittsburgh in Allegheny County, Pennsylvania. In addition to its home office, Troy Hill maintains a branch office in Wexford, Pennsylvania. Troy Hill has benefited from the large volume of economic activity historically associated with Pittsburgh, which is Pennsylvania's second largest metropolitan area and the 18th largest market in the United States. The greater Pittsburgh metropolitan area has experienced increasing diversity over the past decade. The increasing economic diversity in Allegheny County has led to moderate economic and population growth in the area. However, the large size and increasing economic stability of the Allegheny County economy has also supported growth in competition.

         The Company, as a registered savings and loan holding company, is subject to examination and regulation by the Office of Thrift Supervision ("OTS") and is subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC"). Troy Hill, as a federally chartered savings bank, is subject to comprehensive regulation and examination by the OTS, as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which administers the Savings Association

Insurance Fund ("SAIF"), which insures the Savings Bank's deposits to the maximum extent permitted by law. The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of the 12 regional banks which comprise the FHLB System. The Savings Bank is further subject to regulations of the Board of Governors of the Federal Reserve Board ("Federal Reserve Board" or "FRB") governing reserves required to be maintained against deposits and certain other matters.

          At June 30, 1996, Troy Hill's net portfolio of loans receivable totalled $74.6 million, representing approximately 80.9% of its $92.2 million of total assets at that date. The principal lending activity of Troy Hill is the origination of single-family residential loans and construction loans primarily with respect to single-family residential properties. To a much lesser extent, Troy Hill also originates multi-family residential and nonresidential real estate loans, consumer loans and, prior to 1992, Troy Hill purchased commercial leases from an investment consulting and loan servicing firm located in Monroeville, Pennsylvania. Substantially all of Troy Hill's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA").

         Historically, Troy Hill's lending activities have been concentrated in single-family residential loans secured by properties located in its primary market area of northern Allegheny and southern Butler counties, Pennsylvania. Troy Hill has increased its emphasis in recent years in construction lending, primarily on residential properties, in its primary market area. As discussed under "- Construction Loans," construction lending generally, including speculative lending to builders (where the property has not been pre-sold), is generally considered to involve a higher level of risk as compared to single-family residential lending. Troy Hill estimates that approximately 90% of its mortgage loans are secured by properties located in Troy Hill's primary market area.

         The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") imposed limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under FIRREA, the permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 1996, Troy Hill's limit on loans-to-one borrower under FIRREA was $2.0 million. At June 30, 1996, Troy Hill's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $770,000 to $1.6 million, and are secured primarily by single-family residential properties located in Troy Hill's primary market area. All of Troy Hill's five largest loans or groups of loans were performing in accordance with their original terms at June 30, 1996.

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of Troy Hill's loan portfolio by type of loan at the dates indicated.

                                                                            June 30,
                                     ------------------------     -------------------------        -----------------------
                                                 1996                         1995                           1994
                                       Amount             %          Amount            %             Amount            %
                                     ----------        ------     ----------          -----        ---------         -----
                                                                    (Dollars in Thousands)

Real estate loans:
  One-to-four family residential     $  50,587          62.38%     $  38,761          66.47%       $  29,389         61.00%
  Multi-family residential               5,297           6.53            530           0.91              567          1.18
  Nonresidential real estate             7,641           9.42          4,186           7.18            1,218          2.53
  Construction(1)                       13,678          16.87         11,629          19.94           14,548         30.20
                                     ---------          -----     ----------          -----        ---------         -----
        Total real estate loans         77,203          95.20         55,106          94.50           45,722         94.91

Consumer loans:
  Loans secured by savings accounts         96           0.12             78           0.13               94          0.20
  Home equity and improvement            3,187           3.93          2,585           4.43            1,284          2.67
  Auto loans                                 8           0.01             17           0.03               34          0.07
                                     ---------          -----     ----------          -----        ---------         -----
        Total consumer loans             3,291           4.06          2,680           4.59            1,412          2.94
Commercial business loans(2)               597           0.74            525           0.91            1,043          2.15
                                     ---------          -----     ----------          -----        ---------         -----
        Total Loans                     81,091         100.00%        58,311         100.00%          48,177        100.00%
                                     ---------         ======     ----------         ======        ---------        ======

Less:
  Loans in process                       5,224                         3,557                           7,825
  Deferred loan origination fees           655                           635                             578
  Allowance for loan and lease
   losses                                  660                           667                             700
                                     ---------                    ----------                       ---------

        Net loans                    $  74,552                    $   53,452                       $  39,074
                                     =========                    ==========                       ==========

--------------------

(1) Consisted solely of loans for the construction of single-family residential real estate at June 30, 1996 and 1995.

(2) Consists solely of commercial leases purchased from an investment consulting and loan servicing firm located in Monroeville, Pennsylvania. Troy Hill ceased purchasing such commercial leases in June 1992. See "- Commercial Business Loans."

         Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at June 30, 1996 regarding the dollar amount of loans maturing in Troy Hill's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                            Due 1-3       Due 3-5     Due 5-10    Due 10-20     Due 20
                                                             years         years        years       years      years and
                                                             after         after        after       after      more after
                                                  1997      6/30/96       6/30/96      6/30/96     6/30/96      6/30/96       Total
                                                  ----      -------       -------      -------     -------      -------       -----
                                                                                  (In Thousands)
One-to-four family ......................      $   943      $   996      $ 5,740      $ 5,069      $16,640      $21,199      $50,587
residential
Multi-family residential ................         --            109        1,227          238        3,341          382        5,297
Nonresidential real estate...............           44        1,426        1,398        1,185        3,588         --          7,641
Construction ............................        2,046          507        1,339         --          1,640        8,146       13,678
Consumer ................................        1,077          836          217          923          115          123        3,291
Commercial business .....................          232           86          279         --           --           --            597
                                               -------      -------      -------      -------      -------      -------      -------
    Total ...............................      $ 4,342      $ 3,960      $10,200      $ 7,415      $25,324      $29,850      $81,091
                                               =======      =======      =======      =======      =======      =======      =======

     The following table sets forth the dollar amount of all loans, before net items, due after one year from June 30, 1996 which have fixed interest rates or which have floating or adjustable-interest rates.

                                              Fixed       Floating or
                                              Rates    Adjustable-Rates    Total
                                                        (In Thousands)
Single-family residential ............       $39,743       $ 9,901       $49,644
Multi-family residential .............         3,980         1,317         5,297
Nonresidential real estate ...........         7,096           501         7,597
Construction .........................        10,090         1,542        11,632
Consumer .............................         1,312           902         2,214
Commercial business ..................           365          --             365
                                             -------       -------       -------
  Total ..............................       $62,586       $14,163       $76,749
                                             =======       =======       =======

         Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give Troy Hill the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

         Origination, Purchase and Sale of Loans. The lending activities of Troy Hill are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by Troy Hill's Board of Directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, developers, builders, existing customers, newspaper, radio, periodical advertising and walk-in customers. Loan applications are taken by lending personnel, and the loan department supervises the obtainment of credit reports, appraisals and other documentation involved with a loan. Property valuations are generally performed by independent outside appraisers approved by Troy Hill's Board of Directors. Title and hazard insurance are required on all security property.

         Loan applications are taken at either one of Troy Hill's offices. All loan applications are required to be approved by Troy Hill's Loan Committee which meets weekly. In addition, all loans committed or approved by Troy Hill are reported to the full Board of Directors and ratified by such Board.

         Historically, Troy Hill has originated substantially all of the loans in its portfolio and has held them until maturity. Nevertheless, Troy Hill's residential loans are generally made on terms, conditions and documentation which permit the sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and other institutional investors in the secondary market. Since May 1993, Troy Hill has sold a majority of all long-term (over 15 years), fixed-rate single-family residential loans to institutional investors in the secondary market as a means of minimizing interest rate risk as well as generating additional funds for lending and other purposes. As of April 1996, Troy Hill has increased its purchasing of loans with maturities of less than 30 years and its selling of long term (30 year) loans. Sales of loans to date generally have been under terms which do not provide any recourse to Troy Hill by the purchaser in the event of default on the loan by the borrower.

         At June 30, 1996, loans purchased and serviced by others totalled $9.5 million. Such loans consist primarily of seasoned single-family residential loans, a substantial portion of which are secured by properties located outside of Troy Hill's primary market area.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                       Year Ended June 30,
                                               1996          1995          1994
                                           --------      --------      --------
                                                       (In Thousands)
Loan originations:
  Single-family residential(1) .......     $ 20,660      $ 10,477      $ 12,432
  Multi-family residential ...........        5,368          --             517
  Nonresidential real estate .........        4,835         3,150           450
  Construction .......................       12,029        10,699        14,760
  Consumer ...........................        2,316         2,661         1,263
  Commercial business ................          382          --            --
                                           --------      --------      --------
    Total loans originated ...........       45,590        26,987        29,422
Purchases ............................         --             297          --
                                           --------      --------      --------
    Total loans originated
      and purchased ..................       45,590        27,284        29,422
Sales and loan principal
  reductions:
  Loans sold(2) ......................       (8,902)         (792)       (7,921)
  Loan principal reductions ..........      (15,507)      (11,918)      (24,227)
                                           --------      --------      --------
    Total loans sold and
      principal reductions ...........      (24,409)      (12,710)      (32,148)

Increase (decrease) due to
  other items, net ...................          (81)         (196)          (92)
                                           --------      --------      --------
Net increase (decrease) in
  loan portfolio(1) ..................     $ 21,100      $ 14,378      $ (2,818)
                                           ========      ========      ========

---------------------
(1)      Includes loans originated for sale in the secondary market.

(2)      Consists solely of loans originated for sale in the secondary market.

         Real Estate Lending Standards. Effective March 19, 1993, all financial institutions were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies in December 1992 ("Guidelines"). The Guidelines set forth uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

         The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and nonresidential) (80%); improved property (85%) and one-to-four family residential (owner occupied) (no maximum ratio; however any LTV ratio in excess of 90% should require appropriate insurance or readily marketable collateral).

         Single-Family Residential Real Estate Loans. The primary lending activity of Troy Hill is the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 1996, $50.6 million or 62.4% of Troy Hill's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans.

         Historically, the single-family residential real estate loans originated by Troy Hill have consisted primarily of fixed-rate loans. However, such loans have generally been originated only under terms, conditions and documentation which permit the sale thereof in the secondary market. At June 30, 1996, approximately $40.7 million or 80.4% of the permanent single-family residential loans in Troy Hill's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is Troy Hill's experience that such loans remain outstanding for a substantially shorter period of time. Since May 1993, Troy Hill has sold a majority of all long-term (over 15 years), fixed-rate single-family residential loans to institutional investors in the secondary market.

         As economic and market conditions permit, Troy Hill has continued to offer single-family residential loans which provide for periodic adjustments to the interest rate. The adjustable-rate loans currently being originated by Troy Hill have up to 30-year terms and an interest rate which adjusts every year in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the FRB). There is a cap on the amount of any increase or decrease in the interest rate per year, and various caps, depending on when the loan was originated, on the amount which the interest rate can increase or decrease over the life of the loan. Certain of Troy Hill's adjustable-rate loans can, upon payment of a fee, be converted into fixed-rate loans during certain specified periods. Troy Hill's adjustable-rate loans currently being originated are not assumable and do not contain prepayment penalties. Troy Hill has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization.

         The demand for adjustable-rate loans in Troy Hill's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. Due to the generally lower rates of interest prevailing in recent periods, Troy Hill's originations of adjustable-rate loans as a percentage of total loans have decreased as consumer preference for fixed-rate loans has increased. At June 30, 1996, approximately 19.6% of the permanent single-family residential loans in Troy Hill's loan portfolio had adjustable interest rates.

         Troy Hill is permitted to lend up to 100% of the appraised value of the real property securing a residential loan (referred to as the loan-to-value ratio); however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, Troy Hill is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, Troy Hill will lend up to 95% of the appraised value of the property securing a single-family residential loan, and generally requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property.

         Property appraisals on the real estate and improvements securing Troy Hill's single-family residential loans are made by independent appraisers approved by Troy Hill's Board of Directors. Appraisals are performed in accordance with federal regulations and policies. Troy Hill obtains title insurance policies on the first mortgage real estate loans originated by it. Borrowers also must obtain hazard insurance prior to closing and, when required by the United States Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which Troy Hill makes disbursements for items such as real estate taxes and mortgage insurance premiums as they become due.

         Multi-Family Residential and Nonresidential Real Estate Loans. Troy Hill originates mortgage loans for the acquisition and refinancing of existing multi-family residential and nonresidential real estate properties. At June 30, 1996, $5.3 or 6.5% of Troy Hill's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties and $7.6 million or 9.4% of such loan portfolio consisted of loans secured by existing nonresidential real estate properties. The $5.3 million increase in multi-family residential loans is primarily due to Troy Hill obtaining higher yields and shorter terms on these loans providing a better investment.

         The majority of Troy Hill's multi-family residential loans are secured primarily by five to 20-unit apartment buildings, while nonresidential real estate loans are secured primarily by office buildings and small retail establishments. These types of properties constitute the majority of Troy Hill's nonresidential real estate loan portfolio. Troy Hill's multi-family residential and nonresidential real estate loan portfolio consists primarily of loans secured by properties located in its primary market area.

         Although terms vary, multi-family residential and nonresidential real estate loans generally are amortized over a period of up to 20 years and mature in 15 years or less. Troy Hill will originate these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index, which generally is negotiated at the time of origination. Loan-to-value ratios on Troy Hill's multi-family residential and nonresidential real estate loans are currently limited to 85% or lower. As part of the criteria for underwriting multi-family residential and nonresidential real estate loans, Troy Hill generally imposes a specified debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service). It is also Troy Hill's general policy to obtain personal guarantees on its multi-family residential and nonresidential real estate loans from the principals of the borrower and, when this cannot be obtained, to impose more stringent loan-to-value, debt service and other underwriting requirements.

         At June 30, 1996, Troy Hill's multi-family residential and nonresidential real estate loan portfolio consisted of approximately 17 loans with an average principal balance of $312,000. At June 30, 1996, all but $78,000 of Troy Hill's multi-family residential and nonresidential real estate loans were performing in accordance with their terms.

         Multi-family residential, and nonresidential real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. Troy Hill attempts to minimize its risk exposure by limiting the extent of the nonresidential lending generally. In addition, Troy Hill imposes stringent loan-to-value ratios, requires conservative debt coverage ratios, and continually monitors the operation and physical condition of the collateral.

         Construction Loans. In recent years, Troy Hill has been increasingly active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to Troy Hill's primary market area. At June 30, 1996, construction loans amounted to $13.7 million or 16.9% of Troy Hill's total loan portfolio. As of such date, Troy Hill's portfolio of construction loans consisted solely of loans for the construction of single-family residences.

         Construction   loans  are  made  to  individuals  for  the  purpose  of
constructing a personal residence or to local real estate builders and developers. Troy Hill will underwrite construction loans to individuals on a construction/permanent mortgage loan basis. In addition, approximately 28.8% of total outstanding construction loans at June 30, 1996 were made to local real estate builders and developers for the purpose of constructing primarily single-family homes for which there were no contracts for sale at the time of origination. Upon application, credit review and analysis of personal and corporate financial statements, Troy Hill may in the future grant local builders with whom it has done business lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative (or unsold) residential properties. Troy Hill will generally limit the dollar amount of speculative construction loans made to any one builder or developer to $750,000. Troy Hill may also, on a case-by-case basis, grant a limited amount of land acquisition loans.

         Troy Hill intends to continue to increase its involvement in construction lending within its primary market area. Such loans afford Troy Hill the opportunity to increase the interest rate sensitivity of its loan portfolio. Construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to Troy Hill than construction loans to individuals on their personal residences.

         Troy Hill has attempted to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties. In addition, Troy Hill has adopted underwriting guidelines which impose stringent loan-to-value (85% with respect to single-family residential real estate and 80% with respect to multi-family residential and nonresidential real estate), debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which Troy Hill will do business and by working with builders with whom it has established relationships.

         Consumer Loans. Troy Hill offers consumer loans, although such lending activity has not historically been a large part of its business. Troy Hill has been originating consumer loans in recent years in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. At June 30, 1996, $3.3 million or 4.1% of Troy Hill's total loan portfolio consisted of consumer loans. The consumer loans offered by Troy Hill include home equity and improvement loans, deposit account secured loans and, to a much lesser extent, automobile loans. Most of Troy Hill's consumer loans are secured and are primarily obtained through existing and walk-in customers.

         In recent years, Troy Hill has placed increased emphasis on home equity and improvement loans, which have increased from $1.3 million or 2.7% of total loans receivable at June 30, 1994 to $3.2 million or 3.9% of total loans receivable at June 30, 1996. Troy Hill intends to continue to increase its origination of consumer loans, primarily home equity and improvement loans.

         Commercial Business Loans. At June 30, 1996, $597,000 or .7% of Troy Hill's total loan portfolio consisted of commercial lease financings. During fiscal 1990, Troy Hill began to purchase participation interests in pools of leases of general commercial chattel from an investment consulting and loan servicing firm located in Monroeville, Pennsylvania. Such commercial leases consisted generally of furniture and equipment financing loans. Such commercial leases generally had shorter terms and higher interest rates than traditional mortgage loans but also involved a higher level of credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral. In most cases, any repossessed collateral for a defaulted commercial lease will not provide an adequate source of repayment because of improper repair and maintenance of the underlying security. Troy Hill ceased purchasing such participation interests in fiscal 1992 based on an increase in delinquencies with respect to some of the pools and because some of the participation interests in pools it had acquired began to sustain some losses. At June 30, 1996, $147,000 of such commercial lease financings were delinquent 60 days or more. As of the third quarter 1996, Troy Hill began granting and underwriting its own commercial lease loans.

         Loan Fee Income. In addition to interest earned on loans, Troy Hill receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

         Troy Hill charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accrued and amortized in the same manner. In accordance with SFAS No. 91, Troy Hill has recognized $141,000, $169,000 and $250,000 of amortized deferred loan fees in income during the years ended June 30, 1996, 1995 and 1994, respectively.

Asset Quality

         General. When a borrower fails to make a required payment on a loan, Troy Hill attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made on the twentieth day after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 20 days, the loan and payment history is reviewed and efforts are made to collect the loan. While Troy Hill generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, Troy Hill does institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

         Loans  are  placed on  non-accrual  status  when,  in the  judgment  of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, Troy Hill does not accrue interest on loans past due 90 days or more except when the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

         Real estate acquired by Troy Hill as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.
Pursuant to a statement of position ("SOP 92-3") issued by the American Institute of Certified Public Accountants in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expenses and costs incurred for the improvement or development of such property are capitalized up to the extent of fair value. Troy Hill's accounting for its real estate owned complies with the guidance set forth in SOP 92-3.

     Delinquent Loans. The following table sets forth information concerning delinquent loans at June 30, 1996 in dollar amount and as a percentage of Troy Hill's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                   Single-family               Multi-family                Nonresidential
                                    Residential                 Residential                 Real Estate              Construction
                               --------------------         --------------------        -------------------     --------------------
                               Amount    Percentage         Amount    Percentage        Amount   Percentage     Amount    Percentage
                               ------    ----------         ------    ----------        ------   ----------     ------    ----------
                                                                 (Dollars in Thousands)
Loans delinquent for:

  30-59 days                 $   1,278        1.58%         $    --        -- %        $   --         -- %      $    --         --%
  60-89 days                        61         .08               --        --              --         --            184        .23
  90 days and over                 714         .88              105       .13              --         --             --
                             ---------       -----          -------      ----          -------      -----            --        ---
    Total delinquent loans   $   2,053        2.54%         $   105       .13%         $    --        -- %      $   184        .23%
                             =========       =====          =======      ====          =======      =====       =======        ===

                                                           Commercial
                                    Consumer                Business                  Total
                                -------------------    -------------------      --------------------
                                                       (Dollars in Thousands)
                                Amount   Percentage    Amount   Percentage      Amount    Percentage
                                ------   ----------    ------   ----------      ------    ----------
Loans delinquent for:

  30-59 days                     $20       .02%       $    4       .01%       $  1,302       1.61%
  60-89 days                      35       .04            29       .04             309        .39
  90 days and over                24       .03           146       .18             989       1.22
                                 ---       ----       ------       ----       --------       ----
    Total delinquent loans       $79       .09%       $  179       .23%       $  2,600       3.22%
                                 ===     =====        ======       ===        ========       ====

     Non-Performing Assets. The following table sets forth the amounts and categories of Troy Hill's non-performing assets at the dates indicated. Troy
Hill did not have any troubled debt restructurings at any of the dates presented.

                                                               June 30,
                                                     1996        1995     1994
                                                     ----        ----     ----
                                                        (Dollars in Thousands)
Non-accruing loans:
  Single-family residential ......................   $ --      $  110    $ --
  Multi-family residential .......................     --          --      --
  Nonresidential real estate .....................     --          --      104
  Construction ...................................     --          --      --
  Consumer .......................................     24          --      --
  Commercial business ............................    146         224      461
                                                     ----      ------    -----
      Total non-accruing loans ...................    170         334      565

Accruing loans greater than 90 days delinquent:
  Single-family residential ......................    714       1,541      708
  Multi-family residential .......................    105         112      --
  Nonresidential real estate .....................     --          --      --
  Construction ...................................     --          --      --
  Consumer .......................................     --           1      14
  Commercial business ............................     --          --      --
                                                     ----      ------   -----
    Total accruing loans greater
      than 90 days delinquent ....................    819       1,654     722

    Total non-performing loans ...................    989       1,988   1,287

Real estate owned ................................    462         329      16
                                                     ----      ------   -----
    Total non-performing assets .................  $1,451      $2,317  $1,303
                                                   ======      ======  ======

    Total non-performing loans as a
      percentage of total loans (1) ..............   1.22%       3.39%   2.67%
                                                     ====        ====    ====
    Total non-performing assets as a
      percentage of total assets .................   1.57%       3.09%   2.18%
                                                     ====        ====    ====

(1)      Includes loans classified as held for sale.

     During the years ended June 30, 1996, 1995 and 1994 approximately $23,000, $41,000 and $54,000, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in Troy Hill's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and loans greater than 90 days past due and still accruing that was included in income during the same periods amounted to approximately $52,000, $6,000 and $13,000, respectively.

         Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.

         At June 30, 1996, Troy Hill had $988,000 of assets classified substandard, no assets classified doubtful, $177,000 of assets classified as loss and no assets classified special mention.

         Allowance for Loan and Lease Losses. Troy Hill's policy is to establish reserves for estimated losses on delinquent loans and leases when it determines that losses are expected to be incurred on such loans and leases. The allowance for losses on loans and leases is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan and lease losses which are charged against income.

         Effective December 21, 1993, the OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and the FRB, issued an Interagency Policy Statement on the Allowance for Loan and Lease Losses ("Policy Statement"). The Policy Statement, which effectively superseded the proposed guidance issued on September 1, 1992, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling."

         The following table sets forth an analysis of Troy Hill's allowance for loan and lease losses during the periods indicated.

                                                      Year Ended June 30,
                                               1996          1995        1994
                                               ----          ----        ----
                                                    (Dollars in Thousands)

Total loans outstanding .................   $ 81,091     $ 58,311     $ 48,177
                                            ========     ========     ========

Average net loans outstanding ...........   $ 61,934     $ 46,194     $ 39,489
                                            ========     ========     ========

Balance at beginning of period ..........   $    667     $    700     $    629

Charge-offs .............................       (227)         (43)          (9)

Recoveries ..............................       --           --           --
                                            --------     --------     --------

Net charge-offs .........................       (227)         (43)          (9)

Provision for loan and lease losses .....        220           10           80
                                            --------     --------     --------

Balance at end of period ................   $    660     $    667     $    700
                                            ========     ========     ========

Allowance for loan and lease losses as a
  percent of total loans outstanding ....       0.81%        1.14%        1.45%
                                            ========     ========     ========

Ratio of net charge-offs to average loans
  outstanding ...........................       0.37%        0.09%        0.02%
                                            ========     ========     ========

         The following table sets forth information concerning the allocation of Troy Hill's allowance for loan and lease losses by loan category at the dates indicated.

                                                                        June 30,
                                              1996                       1995                        1994
                                       -----------------------   -----------------------    ---------------------------
                                                   Percent of                Percent of                   Percent of
                                                     Loan to                   Loan to                   Loans to Total
                                       Amount      Total Loans    Amount     Total Loans     Amount          Loans
                                       ------      -----------    ------     -----------     ------          -----
                                                                 (Dollars in Thousands)

Single-family residential            $   315          62.38%     $  278         66.47%        $168            61.00%
Multi-family residential                  10           6.53          --          0.91           --             1.18
Nonresidential real estate                20           9.42          --          7.18           --             2.53
Construction                             150          16.87         158         19.94          119            30.20
Consumer                                  20           4.06          15          4.59            5             2.94
Commercial business                      145           0.74         216          0.91          408             2.15
                                     -------         ------      -------       ------         ----           ------
        Total                        $   660         100.00%     $  667        100.00%        $700           100.00%
                                     =======         ======      ======        ======         ====           ======

         Management of Troy Hill believes that the reserves it has established are adequate to cover any potential losses in the Company's loan and lease portfolio. However, future adjustments to these reserves may be necessary, and the Company's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

Mortgage-Backed Securities

         Troy Hill invests in a portfolio of mortgage-backed securities which are insured or guaranteed by the FHLMC, the FNMA and/or the GNMA. To a much more limited extent, Troy Hill also invests in collateralized mortgage obligations ("CMOs"), which are securities collateralized by FNMA and FHLMC mortgage-backed securities. Mortgage-backed securities and CMOs increase the quality of Troy Hill's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Troy Hill.

         Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed- rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

         As discussed above, Troy Hill's mortgage-backed securities include CMOs, which include securities issued by entities which have qualified under the Internal Revenue Code of 1986, as amended ("Code"), as Real Estate Mortgage Investment Conduits ("REMICs"). CMOs and REMICs (collectively CMOs) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by the FNMA, the FHLMC or the GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

         At June 30, 1996, the carrying value of Troy Hill's mortgage-backed securities amounted to $5.2 million, which represented 5.6% of Troy Hill's $92.2 million of total assets at that date. All of Troy Hill's $5.2 million of mortgage-backed securities at June 30, 1996 was directly or indirectly insured or guaranteed by federal agencies, and $1.3 million or 25.0% of the total portfolio had fixed rates of interest and $3.9 million or 75.0% of the total portfolio had adjustable rates of interest.

         The   following   table  sets  forth  the   activity   in  Troy  Hill's
mortgage-backed securities portfolio during the periods indicated.

                                               At or For the Year Ended June 30,
                                               ---------------------------------
                                                 1996        1995        1994
                                                 ----        ----        ----
                                                      (Dollars in Thousands)
Mortgage-backed securities at beginning
  of period ................................   $ 7,069     $ 5,902     $ 3,254
Purchases ..................................      --         3,357       4,345
Sales ......................................      (937)     (1,615)       (250)
Repayments .................................    (1,014)       (691)     (1,442)
Amortization of premiums ...................        (5)         (2)         (5)
Market value adjustment ....................        42         118        --
                                               -------     -------     -------
Mortgage-backed securities at end of
  period(1) ................................   $ 5,155     $ 7,069     $ 5,902
                                               =======     =======     =======

Weighted average yield at end of period ....      6.98%       6.85%       5.86%

     (1) At June 30, 1996, 1995 and 1994, included $5,155,  $7,069 and $5,902 of mortgage-backed securities classified as available for sale.

     As of June 30, 1996, all of Troy Hill's $5.2 million of mortgage-backed securities with a weighted average yield of 6.98% are scheduled to mature in over ten years. Due to prepayments of the underlying loans, the actual maturities of mortgage-backed securities are substantially less than the scheduled maturities.

Investment Securities

         Troy Hill invests in various types of securities, including U.S. Government and agency securities, securities of various state and municipal agencies and corporate obligations.

         Troy Hill's investment securities portfolio is managed by the Treasurer of Troy Hill in accordance with a comprehensive investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved by the Board of Directors on an annual basis. The management of the investment securities portfolio is set in accordance with strategies developed by Troy Hill's Asset and Liability Committee.

     The following table sets forth certain information relating to Troy Hill's investment securities portfolio at the dates indicated.

                                                                                          June 30,
                                                      ------------------------------------------------------------------------------
                                                               1996                         1995                        1994
                                                      ---------------------        ---------------------       ---------------------
                                                      Carrying       Market        Carrying       Market       Carrying       Market
                                                        Value         Value          Value         Value         Value        Value
                                                        -----         -----          -----         -----         -----        -----
                                                                                      (In Thousands)
Held-to-Maturity:

U.S. agency securities .........................        $ --          $ --          $2,843        $2,737        $6,017        $5,861
Obligations of state and political
  subdivisions .................................          --            --           4,200         4,161         3,700         3,583
Corporate bonds ................................          --            --             258           236           258           244
                                                        ------        ------        ------        ------        ------        ------
Available-for-Sale: ............................          --            --           7,301         7,134         9,975         9,688
                                                        ------        ------        ------        ------        ------        ------
U.S. agency securities .........................         2,452         2,452         1,012         1,012          --            --
                                                        ------        ------        ------        ------        ------        ------
  Total investment securities ..................        $2,452        $2,452        $8,313        $8,146        $9,975        $9,688
                                                        ======        ======        ======        ======        ======        ======

        Information regarding the carrying values, contractual maturities and weighted average yield of Troy Hill's investment securities portfolio at June 30, 1996 is presented below.

                                                                                       At June 30, 1996
                                                            ----------------------------------------------------------------------
                                                            One Year     After One to     After Five to      Over 10
                                                            or Less       Five Years        10 Years          Years          Total
                                                            -------       ----------        --------          -----          -----
                                                                                     (Dollars in Thousands)

U.S. agency securities ............................        $   --           $ 1,247         $ 1,205         $  --           $ 2,452
Collateralized mortgage obligations ...............            --              --              --               489             489
Mortgage-backed securities ........................            --              --              --             4,666           4,666
Corporate equity securities .......................            --              --               258           3,866           4,124
                                                           --------         -------         -------         -------         -------
    Total .........................................        $   --           $ 1,247         $ 1,463         $ 9,021         $11,731
                                                           ========         =======         =======         =======         =======
Weighted average yield ............................            0.00%           4.51%           6.33%           7.29%           6.92%
                                                           ========         =======         =======         =======         =======

Sources of Funds

        General. Troy Hill's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through Troy Hill's office. Troy Hill also derives funds from amortization and prepayments of outstanding loans and mortgage-backed securities, from sales of loans, from maturing investment securities and from advances from the FHLB of Pittsburgh. Loan repayments are a relatively stable source of funds, while deposits inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

        Deposits. Troy Hill's current deposit products include passbook accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, and certificates of deposit ranging in terms from 180 days to ten years. Included among these deposit products are $1.9 million of certificates of deposit with balances of $100,000 or more, which amounted to 3.5% of Troy Hill's total deposits at June 30, 1996. Troy Hill's deposit products also include Individual Retirement Account certificates ("IRA certificates").

        Troy Hill's deposits are obtained primarily from residents of northern Allegheny County, Pennsylvania. Troy Hill attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient service hours. Troy Hill utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. Troy Hill does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at June 30, 1996.

        Troy Hill has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. With the significant decline in interest rates paid on deposit products, Troy Hill has experienced disintermediation of deposits into competing investment products. Troy Hill intends to continue its efforts to attract deposits as a principal source of funds for supporting its lending and investment activities. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, Troy Hill intends to continue to promote longer term deposits to the extent possible and consistent with its asset and liability management goals.

        The following tables sets forth the dollar amount of deposits in the various types of deposit programs offered by Troy Hill at the dates indicated.


                                                                       June 30,
                                     ------------------------------------------------------------------------------
                                             1996                        1995                        1994
                                      ----------------------      ----------------------     ----------------------
                                      Amount      Percentage      Amount      Percentage     Amount      Percentage
                                      ------      ----------      ------      ----------     ------      ----------
                                                              (  Dollars in Thousands)
Certificate accounts:
2.00 - 4.00%                        $     16          0.03%      $ 1,162          2.30%      $11,180          26.36%
4.01 - 6.00%                          25,614         47.47        14,724         29.09         7,572          17.85
6.01 - 8.00%                           9,464         17.54        15,214         30.06         1,897           4.47
8.01 - 10.00%                             30          0.05           610          1.21           918           2.16
Greater than 10.00%                       --            --            43          0.08           145           0.34
                                    --------         -----       -------         -----       -------          -----

Total certificate accounts            35,124         65.09        31,753         62.74        21,712          51.18

Transaction accounts:

Passbook accounts                     12,276         22.75        12,629         24.95        14,710          34.69
Money market accounts                  2,359          4.37         3,542          5.31         3,105           7.32
NOW accounts                           4,201          7.79         2,686          7.00         2,883           6.81
                                    --------         -----       -------         -----       -------          -----

Total transaction accounts            18,836         34.91        18,857         37.26        20,698          48.82
                                    --------         -----       -------         -----       -------          -----

Total deposits                       $53,960       100.00%       $50,610        100.00%      $42,410        100.00%
                                     =======       ======        =======        ======       =======        ======

        The following table sets forth the savings activities of Troy Hill during the periods indicated.

                                                       Year Ended June 30,
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------
                                                          (In Thousands)
Deposits ...................................   $ 69,788    $ 57,230    $ 69,303

Withdrawals ................................    (68,468)    (50,583)    (74,912)
                                               --------    --------    --------

  Net increase (decrease) before
    interest credited ......................      1,320       6,647      (5,609)

Interest credited ..........................      2,030       1,553       1,294
                                               --------    --------    --------

  Net increase (decrease) in deposits ......   $  3,350    $  8,200    $ (4,315)
                                               ========    ========    ========

        The following table shows the interest rate and maturity information for Troy Hill's certificates of deposit at June 30, 1996.

                                                             Maturity Date
                              ---------------------------------------------------------------------------
                              One Year          Over             Over             Over
                               or Less        1-2 Years        2-3 Years         3 Years           Total
                               -------        ---------        ---------         -------           -----
                                                              (In Thousands)
 2.00 -  4.00%                $    16         $    --           $   --           $   --          $     16
 4.01 -  6.00%                 19,544           3,034            2,850              186            25,614
 6.01 -  8.00%                  2,039           5,639               --             1786             9,464
 8.01 - 10.00%                     --              --               30               --                30
 Greater than 10.00%               --              --               --               --                --
                              -------         -------            -----            -----          --------
  Total                       $21,599         $ 8,673            2,880            1,972          $ 35,124
                              =======         =======           ======           ======          ========

        The   following   table  sets  forth  the   maturities  of  Troy  Hill's
certificates of deposit having principal amounts of $100,000 or more at June 30, 1996.

Certificates of deposit maturing in quarter ending:
                                                                (In Thousands)
      September 30, 1996 .....................................     $  501
      December 31, 1996 ......................................        200
      March 31, 1997 .........................................        --
      June 30, 1997 ..........................................        --
      After June 30, 1997 ....................................      1,157
                                                                   ------

Total certificates of deposit with
  balances of $100,000 or more ...............................     $1,858
                                                                   ======

        Borrowings. Troy Hill may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to credit worthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At June 30, 1996, Troy Hill had $18.6 million of advances from the FHLB of Pittsburgh.

        The following table sets forth the maximum month-end balance and average balance of Troy Hill's FHLB advances during the periods indicated.

                                                       Year Ended June 30,
                                                1996          1995        1994
                                                ----          ----        ----
                                                     (Dollars in Thousands)
Maximum Balance .........................     $18,583      $ 7,500      $ 4,000
Average Balance .........................       9,695        3,978        3,083
Weighted average interest rate
  of FHLB advances during period ........        6.06%        6.20%        6.00%

        The following table sets forth certain information as to Troy Hill's FHLB advances at the dates indicated.

                                                           June 30,
                                             ----------------------------------
                                               1996          1995         1994
                                               ----          ----         ----
                                                    (Dollars in Thousands)
FHLB Advances .......................    $   18,583     $   5,750     $   3,000
Interest rate on FHLB advances ......          5.78%         6.05%         6.17%

Competition

        Troy Hill faces significant competition in attracting deposits. Its most direct competition for deposits has historically come from commercial banks and other savings institutions located in its market area. Troy Hill faces additional significant competition for investors' funds from other financial intermediaries. Troy Hill competes for deposits principally by offering depositors a variety of deposit programs, convenient hours and other services. Troy Hill does not rely upon any individual group or entity for a material portion of its deposits.

        Troy Hill's competition for real estate loans comes principally from mortgage banking companies, other savings institutions, commercial banks and credit unions. Troy Hill competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, referrals from real estate brokers and builders, and the variety of its products. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Troy Hill holds only a small portion of the large deposit and lending market it shares with many other financial institutions, many of whom are much larger, offer a wider array of products and services and have substantially greater resources available as compared to Troy Hill.

        FIRREA eliminated many of the distinctions between commercial banks and savings institutions and holding companies and allowed bank holding companies to acquire savings institutions. FIRREA has generally resulted in an increase in the competition encountered by savings institutions and has resulted in a decrease in both the number of savings institutions and the aggregate size of the savings industry.

Employees

        Troy Hill had 18 full-time employees and two part-time employees as of June 30, 1996. None of these employees is represented by a collective bargaining agent. Troy Hill believes that it enjoys good relations with its personnel.

Subsidiaries

        As of June 30, 1996, Troy Hill had one subsidiary, THF, Inc., which is currently inactive. At June 30, 1996, THF, Inc.'s sole asset was $6,000 in cash.

Recent Accounting Pronouncements

        In  March  1995,  the FASB  issued  SFAS No.  121,  "Accounting  for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The standard requires an impairment loss to be recognized when the carrying amount of the asset exceeds the fair value of the asset. The fair value of an asset is the amount at which the asset could be brought or sold in a current transaction between willing parties, that is, other than in a forced liquidation sale. An entity that recognizes an impairment loss shall disclose additional information in th financial statements related to the impaired asset. All long-lived assets and certain identifiable intangibles to be disposed of and for which management has committed to a plan to dispose of the assets, whether by sale or abandonment, shall be reported at the lower of the carrying amount or fair value less cost to sell. Subsequent revisions in estimates of fair value less cost to sell shall be reported as adjustments to the carrying amount of assets to be disposed of, provided that the carrying amount of the asset does not exceed the carrying amount of the asset before an adjustment was made to reflect the decision to dispose of the asset. The statement requires additional disclosure in the footnotes regarding assets to be disposed of.

        In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this Statement had been adopted. The accounting requirements of this Statement are effective for transactions entered into fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management of the Savings Bank has not completed an analysis of the potential effects of this Statement on the Savings Bank's financial condition or results of operations.

        In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Pursuant to SFAS No. 125, after a transfer of financial assets, an entity would be required to recognize all financial assets and servicing it controls and liabilities it has incurred and, conversely, would not be required to recognize financial assets when control has been surrendered and liabilities when extinguished. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 will be effective with respect to the transfer and servicing of financial assets and the extinguishement of liabilities occuring after December 31, 1996, with earlier application prohibited. The Savings Bank has not completed an analysis of the potential effects of this Statement on the Savings Bank's financial condition or results of operations.

                           REGULATION AND SUPERVISION

        Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and Troy Hill. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

The Company

        General. The Company, as a savings and loan holding company within the meaning of the HOLA, is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, Troy Hill is subject to certain restrictions in its dealings with the Company and affiliates thereof.

        Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet a QTL test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- Troy Hill - Qualified Thrift Lender Test."

        If the Company were to acquire control of another savings association, other than through merger or other business combination with Troy Hill, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than Troy Hill or other subsidiary savings associations) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

        Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and

(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

        In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At June 30, 1996, Troy Hill was in compliance with the above restrictions.

        Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

        The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal
Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by the state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

        FIRREA amended provisions of the Bank Holding Company Act of 1956 to specifically authorize the FRB to approve an application by a bank holding company to acquire control of a savings association. FIRREA also authorized a bank holding company that controls a savings association to merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the FRB. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies in recent years.

Troy Hill

        General. The OTS has extensive authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings associations are prescribed by federal laws and regulations and they are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings associations and may also apply to state-chartered savings associations. Such regulation and supervision is primarily intended for the protection of depositors.

        FIRREA imposed limitations on the aggregate amount of loans that a savings association could make to any one borrower, including related entities. See "Business of Troy Hill - Lending Activities - General" for a discussion of such limitations.

        The OTS' enforcement authority over all savings associations and their holding companies was substantially enhanced by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of and grounds for civil money penalties. FIRREA requires, except under certain circumstances, public disclosure of final enforcement actions by the OTS.

        Insurance of Accounts. The deposits of Troy Hill are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF administered by the FDIC and are backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

        The FDIC may terminate the deposit insurance of any insured depository institution, including Troy Hill, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of Troy Hill's deposit insurance.

        The FDIC is authorized to establish separate assessment rates for deposit insurance for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund to restore the fund's ratio of reserves to insured deposits to its statutorily set target level within a reasonable time, and may decrease such assessment rates if such target level has been met. Until the SAIF fund meets its target level, savings associations may not transfer to the BIF fund. Furthermore, any such transfers, when permitted, would be subject to exit and entrance fees. Under current FDIC regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital- "well capitalized," "adequately capitalized," and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA") as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for Troy Hill for the first semi-annual period in calendar 1996 was .23%.

        The BIF fund met its target reserve level in September 1995, but the SAIF is not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category). Accordingly, in the absence of further legislative action, SAIF members such as Troy Hill will be competitively disadvantaged as compared to commercial banks by the resulting premium differential. It is anticipated that, under present conditions, it will be at least several years before the SAIF reaches a reserve ratio of 1.25% of insured deposits.

        On September 30, 1996, President Clinton signed into law legislation which will eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provides that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF, which in the aggregate will be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. Based on the current level of reserves maintained by the SAIF, it is anticipated that the amount of the special assessment required to recapitalize the SAIF will be approximately 65.7 basis points of SAIF-assessable deposits as of March 31, 1995. It is anticipated that after the recapitalization of the SAIF, premiums paid by SAIF-insured institutions will be reduced to match those currently being assessed BIF-insured commercial banks. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

        Pursuant to the legislation, Troy Hill will be required to pay the one-time special assessment, which is estimated to amount to $214,000, net of related tax benefits, based upon its total SAIF deposits as of March 31, 1995, on November 27, 1996. In addition, the payment of such special assessment will have the effect of immediately reducing Troy Hill's capital by such an amount. Nevertheless, management does not believe that this one-time special assessment will have a material adverse effect on the Company's consolidated financial condition or cause non-compliance with Troy Hill's regulatory capital requirements.

        Regulatory Capital Requirements. Federally insured savings associations are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS has established capital standards applicable to all savings associations. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

        Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). A savings association is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirement, provided that the amount of supplementary capital does not exceed the savings association's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for repossessed assets or loans more than 90 days past due. Single-family residential real estate loans which are not past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

        In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the market value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a three quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for associations with a greater than "normal" risk until the OTS publishes an appeals process. The OTS has recently indicated that no savings association will be required to deduct capital for interest rate risk until further notice.

        Effective November 28, 1994, the OTS revised its interim policy issued in August 1993 under which savings institutions computed their regulatory capital in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the revised OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

        The following table sets forth certain information concerning the Savings Bank's regulatory capital at June 30, 1996.

                                         Required                      Actual                       Excess
                                    ------------------          ---------------------        ----------------------
                                      %         Amount            %            Amount          %             Amount
                                    ----        ------          -----         -------        -----          -------
                                                               (Dollars in Thousands)
Tangible (1)                        1.50%       $1,322          15.89%        $14,010        14.39%         $12,688
Core (1)(2)                         3.00         2,646          15.89          14,010        12.89           11,364
Risk-based (3)                      8.00         4,775          24.30          14,506        16.30            9,731
-----------------

(1) Tangible and core capital are computed as a percentage of adjusted total assets of $88.1 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $59.7 million.
(2) Does not reflect the 4.0% requirement to be met in order for an institution to be "adequately capitalized," under applicable regulations as discussed below. See "- Prompt Corrective Action."
(3) Does not reflect the interest-rate risk component risk-based capital requirement, the effective date of which has been postponed, as discussed above.

        Prompt Corrective Action. Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. In early September 1992, the federal banking agencies, including the OTS, adopted substantially similar regulations which are intended to implement Section 38 of the FDIA. These regulations became effective December 19, 1992. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At June 30, 1996, Troy Hill was in the "well capitalized" category.

        Safety and Soundness. FDICIA requires each federal banking regulatory agency to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to
(i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interests rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe, by regulation or guideline, standards relating to asset quality, earnings and stock valuation as the agency determines to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, adopted final rules and proposed guidelines concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems,
(b) internal audit system, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the proposed asset quality and earnings standards, Troy Hill would be required to establish and maintain systems to (i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the proposed compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. If a savings association fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the OTS specifying the steps it will take to correct the deficiency. In the event that a savings association fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the OTS must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the savings association to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the savings association may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. Troy Hill believes that it has been and will continue to be in compliance with each of the standards as they have been adopted by the OTS.

        Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 5%. Troy Hill has consistently exceeded such regulatory liquidity requirement and, at June 30, 1996, had a liquidity ratio of 8.67%.

        Qualified Thrift Lender Test. A savings association that does not meet the QTL Test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

        Effective December 19, 1991, the definition of Qualified Thrift Investments ("QTIs") was amended in its entirety and the QTL Test was amended to require that QTIs represent 65% of portfolio assets, rather than 60% and 70% of tangible assets as previously required before and after July 1, 1991, respectively. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At June 30, 1996, approximately 88.19% of Troy Hill's assets were invested in QTIs, which was in excess of the percentage required to qualify Troy Hill under the QTL Test in effect at that time.

        Restrictions on Capital Distributions. OTS regulations govern capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

        Generally, savings associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, or Tier 1 associations, may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards to be applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association.

        Tier 2 associations, which are associations that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions during any calendar year up to 75% of net income over the most recent four-quarter period.

        In order to make distributions under these safe harbors, Tier 1 and Tier 2 associations must submit written notice to the OTS 30 days prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association (a Tier 3 association is an association that does not meet current minimum capital requirements or has been notified by the OTS that it will be treated as a Tier 3 association because it is in need of more than normal supervision and, consequently, a Tier 3 association cannot make any capital distribution without obtaining prior OTS approval) as a result of such a determination. Troy Hill currently is a Tier 1 institution for purposes of the regulation dealing with capital distributions.

        On December 5, 1994, the OTS published a notice of proposed rule making to amend its capital distribution regulation. Under the proposal, associations would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized." An association is adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more and does not meet the definition of well capitalized. Because Troy Hill is a subsidiary of the Company, the proposal would require Troy Hill to provide notice to the OTS of its intent to make a capital distribution. Troy Hill does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

        OTS regulations also prohibit Troy Hill from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of Troy Hill would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with the Conversion. In addition, such regulations prohibit Troy Hill from repurchasing any of its stock for a period of at least one year from the date of the Conversion.

        Policy Statement on Nationwide Branching. Effective May 11, 1992, the OTS amended its policy statement on branching by federally chartered savings associations to delete then-existing regulatory restrictions on the branching authority of such associations and to permit nationwide branching to the extent allowed by federal statute. (Prior OTS policy generally permitted interstate branching for federally chartered savings associations only to the extent allowed state-chartered savings associations in the states where the association's home office was located and where the branch was sought or if the branching resulted from OTS approval of a supervisory interstate acquisition of a troubled institution.) Current OTS policy generally permits a federally chartered savings association to establish branch offices outside of its home state if the association meets the domestic building and loan test in Section 7701(a)(19) of the Code or the asset composition test of subparagraph (c) of that section, and if, with respect to each state outside of its home state where the association has established branches, the branches, taken alone, also satisfy one of the two tax tests. An association seeking to take advantage of this authority would have to have a branching application approved by the OTS, which would consider the regulatory capital of the association and its record under the Community Reinvestment Act of 1977, as amended, among other things.

        Federal Home Loan Bank System. Troy Hill is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

        As a member, Troy Hill is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1996, Troy Hill had $929,000 in FHLB stock, which was in compliance with this requirement.

        As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the years ended June 30, 1996, 1995 and 1994 dividends paid by the FHLB of Pittsburgh to Troy Hill totalled approximately $32,000, $20,000 and $22,000, respectively.

        Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 1996, Troy Hill was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

                           FEDERAL AND STATE TAXATION

        General. The Company and Troy Hill are subject to the generally applicable corporate tax provisions of the Internal Revenue Code of 1986, as amended ("Code"), as well as certain additional provisions of the Code which apply to thrifts and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and Troy Hill.

         Fiscal Year. The Company and Troy Hill file federal income tax returns on the basis of a June 30 fiscal year.

        Method of Accounting. Troy Hill maintains its books and records for federal income tax purposes using the accrual method of accounting. The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy, and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (ii) the time when economic performance with respect to the item of expense has occurred.

        Bad Debt Reserves. Under applicable provisions of the Code, savings institutions such as Troy Hill are permitted to establish reserves for bad debts and to make annual additions thereto which qualify as deductions from taxable income. The bad debt deduction is generally based on a savings institution's actual loss experience (the "Experience Method"). In addition, provided that certain definitional tests relating to the composition of assets and the nature of its business are met, a savings institution through tax years beginning in 1995 could elect annually to compute its allowable addition to its bad debt reserves for qualifying real property loans (generally loans secured by improved real estate) by reference to a percentage of its taxable income (the "Percentage Method").

        Under the Experience Method, the deductible annual addition is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (i) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years or (ii) the balance in the reserve account at the close of Troy Hill's "base year," which was its tax year ended December 31, 1987.

        Under the Percentage Method, the bad debt deduction with respect to qualifying real property loans was computed as a percentage of Troy Hill's taxable income before such deduction, as adjusted for certain items (such as capital gains and the dividends received deduction). Under this method, a qualifying institution such as Troy Hill generally could deduct 8% of its taxable income.

        The Percentage Method deduction was limited to the excess of 12% of savings accounts at year end over the sum of surplus, undivided profits and reserves at the beginning of the year. For taxable years ended on or before December 31, 1993, Troy Hill generally elected to use the Percentage Method to compute the amount of its bad debt deduction with respect to its qualifying real property loans.

        The income of the Company would not be subject to the bad debt deduction allowed Troy Hill, whether or not consolidated tax returns are filed; however, losses of the Company or its subsidiaries included in the consolidated tax returns may reduce the bad debt deduction allowed Troy Hill if a deduction is claimed under the Percentage Method.

        On August 20, 1996,  President  Clinton  signed  legislation  which will eliminate the percentage of taxable income bad debt deduction for thrift institutions for tax years beginning after December 31, 1995. The new legislation also requires a thrift to generally recapture the excess of its current tax reserves over its 1987 base year reserves. As the Company has previously provided deferred taxes on this amount, no additional financial statement tax expense should result from this new legislation. The recapture amount may be suspended for two years if Troy Hill meets certain residential lending origination requirements.

        Distributions. If Troy Hill were to distribute cash or property to its sole stockholder having a total fair market value in excess of its accumulated tax-paid earnings and profits, or were to distribute cash or property to its stockholder in redemption of its stock, Troy Hill would generally be required to recognize as income an amount which, when reduced by the amount of federal income tax that would be attributable to the inclusion of such amount in income, is equal to the lesser of: (i) the amount of the distribution or (ii) the sum of
(a) the amount of the accumulated bad debt reserve of Troy Hill with respect to qualifying real property loans (to the extent that additions to such reserve exceed the additions that would be permitted under the experience method) and
(b) the amount of Troy Hill's supplemental bad debt reserve.

        As of June 30, 1996, Troy Hill's accumulated bad debt reserve for qualifying real property loans and its supplemental bad debt reserve balances were approximately $1.7 million and $300,000, respectively. Troy Hill believes it has approximately $16 million of accumulated earnings and profits as of June 30, 1996, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met.

        Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

         Audit by IRS. Troy Hill's federal income tax returns for taxable years through December 31, 1993 have been closed for the purpose of examination by the Internal Revenue Service.

        State Taxation. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate is currently 11.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 1.3% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

         Troy Hill is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (enacted on December 13, 1988 and amended in July 1989) (the "MTIT"), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, Troy Hill's tax rate is 11.5%. The MTIT exempts Troy Hill from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with GAAP with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of those securities to the overall investment portfolio. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

Item 2. Description of Property.

        At June 30, 1996, Troy Hill conducted its business from its headquarters and main office at 1706 Lowrie Street, Pittsburgh, Pennsylvania 15212. Troy Hill owns its office, which had a net book value at June 30, 1996, of $375,069. In September 1993, Troy Hill leased an additional office located at 11279 Perry Highway, Wexford, Pennsylvania 15090, which had leasehold improvements amounting to $4,000 at June 30, 1996. The estimated net book value of the electronic data processing equipment owned by Troy Hill was $44,000 at June 30, 1996.

Item 3. Legal Proceedings.

         There are no material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         The information required herein is incorporated by reference from page 36 of the Company's 1996 Annual Report to Stockholders attached hereto as
Exhibit 13 (the "1996 Annual Report").


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required herein is incorporated by reference from pages 6 to 13 of the Company's 1996 Annual Report.

Item 7. Financial Statements.

         The information required herein is incorporated by reference from pages 4 and 5 and 14 to 35 of the Company's 1996 Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On April 10, 1996, by letter of same date, the Board of Directors of the Company terminated the services of Grant Thornton LLP ("Grant Thornton") as the Company's independent auditors. In connection with the termination of Grant Thornton's services as independent auditors, the Board of Directors of the Company selected the accounting firm of KPMG Peat Marwick LLP to serve as independent auditors for the Company beginning during the fiscal year ended June 30, 1996.

        In connection with their audit for the two most recent fiscal years and during subsequent interim periods preceding the replacement of Grant Thornton there have been no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

        Grant Thornton's report on the financial statements for the two most preceding fiscal years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

        During the Company's two most recent fiscal years and the subsequent interim periods preceding Grant Thornton's replacement, Grant Thornton did not advise, and has not indicated to the Company that it had reason to advise, the Company of any of the following:

         (a) that the internal controls necessary for the Company to develop reliable financial statements did not exist;

         (b) that information had come to Grant Thornton's attention that had led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management;

         (c) (1) of the need to expand significantly the scope of the Company's audit, or that information had come to Grant Thornton's attention during such time period that if further investigated might (i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (ii) cause it to be unwilling to rely on management's representation or to be associated with the Company's financial statements, and
               (2) that due to Grant Thornton's replacement or for another reason, the issue has not been resolved to Grant Thornton's satisfaction prior to its replacement.

         (d) (1) that information had come to Grant Thornton's attention that it had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the then most recent financial statements covered by an audit report (including information that, unless resolved to Grant Thornton's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements, and (2) due to Grant Thornton's replacement, or for any other reason, the issue was not resolved to Grant Thornton's satisfaction prior to its replacement.

        During the Company's two most recent fiscal years and the subsequent interim periods preceding the selection of KPMG Peat Marwick LLP, the Company has not consulted KPMG Peat Marwick LLP regarding the application of accounting principles, either contemplated or proposed, the type of audit opinion that might be rendered on the Company's financial statement or any other matters that would be required to be reported herein.

PART III

Item 9.  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
         Compliance with Section 16(a) of the Exchange Act

        The information required herein is incorporated by reference from pages 2 to 7 of the definitive proxy statement of the Company ("Proxy Statement").

Item 10. Executive Compensation.

        The information required herein is incorporated by reference from pages 11 to 14 of the Company's Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The information required herein is incorporated by reference from pages 7 to 10 of the Company's Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

        The information required herein is incorporated by reference from page 14 of the Company's Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K.

        (a)    Document Filed as Part of this Report

        (1) The following consolidated financial statements are incorporated by reference from Item 7 hereof (See Exhibit 13 attached hereto):

        Independent Auditors' Report

        Consolidated  Statements of Financial  Condition as of June 30, 1996 and
               1995

        Consolidated  Statements  of Earnings for the Years Ended June 30, 1996,
               1995 and 1994

        Consolidated Statements of Stockholders' Equity for the Years Ended June
               30, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows for the Years Ended June 30, 1996,
               1995 and 1994

        Notes  to Consolidated Financial Statements

        (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.

        Report of predecessor accountant is attached as Exhibit 99.

        (3) The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index.


        No.                 Exhibits
        ---                 --------

        3(i)         Articles of Incorporation *
        3(ii)        Bylaws *
        4            Specimen Common Stock Certificate *
       10(a)         Employee Stock Ownership Plan *1
       10(b)         1994 Stock Option Plan **1
       10(c)         Recognition and Retention Plan and Trust **1
       13            1996 Annual Report to Stockholders
       21            Subsidiaries of the Registrant - Reference is made to Item
                     1.  "Business - Subsidiaries" for the required information
       23.1          Consent of KPMG Peat Marwick LLP
       23.2          Consent of Grant Thornton LLP
       27            Financial Data Schedule
       99            Report of Grant Thornton LLP


* Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-77350) filed by the Company with the SEC on April 5, 1994, as amended.

** Incorporated by reference to the Annual Report on Form 10-K for the year ended June 30, 1995 filed by the Company with the SEC on September 28, 1995.

1    Management contract or compensatory plan or arrangement.

        (b) On April 17, 1996, the Registrant filed a Form 8-K to report that, by letter of same date, the Board of Directors of the Registrant terminated the services of Grant Thornton as the Registrant's independent auditors, and had selected the accounting firm of KPMG Peat Marwick LLP to serve as independent auditors for the Registrant for the fiscal year ending June 30, 1996. On April 25, 1996, the Registrant filed a Form 8-K/A which included a letter of Grant Thornton as an exhibit.

        (c) See (a) (3) above for all exhibits filed herewith and the exhibit index.

        (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report which are required to be included herein.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TROY HILL BANCORP, INC.



October 9, 1996                                 By:/s/ Ellry N. Davis
                                                   ------------------
                                                   Ellry N. Davis
                                                   President and Chief Executive
                                                   Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Ellry N. Davis                                               October 9, 1996
------------------
Ellry N. Davis
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Harry B. Thaner                                              October 9, 1996
-------------------
Harry B. Thaner
Chairman of the Board

/s/ Lawrence C. Kerr                                             October 9, 1996
--------------------
Lawrence C. Kerr
Treasurer (Principal
Financial and Accounting Officer)

/s/ Joseph W. Snyder                                             October 9, 1996
--------------------
Joseph W. Snyder
 Director

/s/ Raymond K. Aiken                                             October 9, 1996
--------------------
Raymond K. Aiken
Director

/s/ Edwin A. Thaner                                              October 9, 1996
-------------------
Edwin A. Thaner
Director