Form 10QSB
period 1996-09-30
TROY HILL BANCORP INC
filed 1996-11-12
CIK 921363

                                 FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM      TO

                      COMMISSION FILE NUMBER:  0-24350

                           TROY HILL BANCORP, INC.
                           -----------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           PENNSYLVANIA                                 25-0844150
         ---------------                               ------------
  (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION
   INCORPORATION OR ORGANIZATION)                         NUMBER)

                            1706 LOWRIE STREET
                       PITTSBURGH, PENNSYLVANIA 15212
                       ------------------------------
         (ADDRESS OF PRICIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                              (412) 231-8238
                              --------------
                         ISSUER'S TELEPHONE NUMBER,
                            INCLUDING AREA CODE

    CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE
PAST 90 DAYS.  YES  X    NO
                   ---      ---

    SHARES OUTSTANDING AS OF NOVEMBER 6, 1996: 1,067,917 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES      NO X
                                                                   ---    ---

                           TROY HILL BANCORP, INC.

                                    INDEX

PART I.                      FINANCIAL INFORMATION                        PAGE
------------------------------------------------------------------------------

ITEM 1.      FINANCIAL STATEMENTS

             CONSOLIDATED STATEMENTS OF FINANCIAL                            1
             CONDITION AS OF SEPTEMBER 30, 1996
             (UNAUDITED) AND JUNE 30, 1996

             CONSOLIDATED STATEMENTS OF
             EARNINGS FOR THE THREE MONTHS
             ENDED SEPTEMBER 30, 1996 AND 1995
             (UNAUDITED)                                                     2

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
             1996 AND 1995 (UNAUDITED)                                       3

             CONSOLIDATED STATEMENT OF
             STOCKHOLDERS' EQUITY FOR THE
             THREE MONTHS ENDED SEPTEMBER 30,
             1996 (UNAUDITED)                                                5

             NOTES TO UNAUDITED CONSOLIDATED
             FINANCIAL STATEMENTS                                            6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS FOR THE THREE MONTHS
             ENDED SEPTEMBER 30, 1996 AND 1995.                              8

PART II.     OTHER INFORMATION                                            Page
------------------------------------------------------------------------------

ITEM 1.      LEGAL PROCEEDINGS                                              16
ITEM 2.      CHANGES IN SECURITIES                                          16
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                16
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                               16
ITEM 5.      OTHER INFORMATION                                              16
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                               16
SIGNATURES                                                                  17

                            TROY HILL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                             September 30,    June 30,
                                                                 1996           1996
                                                               (Dollars in Thousands)
                                                              (Unaudited)
                                                             ------------    ---------
ASSETS:
Cash and due from banks                                         $ 3,057       $ 2,869
Investment and mortgage-backed securities-available for sale      9,003        11,731
Loans receivable                                                 83,882        74,552
Office properties and equipment - at depreciated
       cost                                                         634           653
Federal Home Loan Bank stock - at cost                            1,348           929
Real estate owned                                                   483           462
Accrued interest receivable                                         623           546
Deferred income tax benefits                                        366           359
Other                                                                74            82
                                                                -------       -------
           Total assets                                         $99,470       $92,183
                                                                -------       -------
                                                                -------       -------


LIABILITIES

Deposit accounts                                                $52,655       $53,960
Advances from Federal Home Loan Bank                             26,950        18,583
Advances by borrowers for taxes and insurance                       742         1,185
Accrued expenses and other liabilities                            1,110           415
                                                                -------       -------
           Total liabilities                                     81,457        74,143
                                                                -------       -------
                                                                -------       -------


STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares
       authorized and unissued                                       --            --
Common stock, $.01 par value, 10,000,000 shares authorized,
        1,124,125 shares issued                                      11            11
Additional paid-in-capital                                       10,624        10,614
Retained earnings                                                 9,348         9,395
Treasury stock- at cost, 56,208 shares at June 30, 1996
       and September 30, 1996                                      (703)         (703)
Shares acquired by Recognition and Retention Plan                  (463)         (463)
Unearned ESOP shares                                               (732)         (756)
Unrealized loss on investment and mortgage-
       backed securities available for sale                         (72)          (58)
                                                                -------       -------
TOTAL STOCKHOLDERS' EQUITY                                       18,013        18,040
                                                                -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $99,470       $92,183
                                                                -------       -------
                                                                -------       -------


                            TROY HILL BANCORP, INC.
                      CONSOLIDATED STATEMENT OF EARNINGS


                                                              Three months ended
                                                                 September 30,
                                                    (In thousands, except for per share data)
                                                                  (Unaudited)
                                                    ----------------------------------------
                                                            1996               1995
                                                         -------             -------
Interest income:
     Loans                                                $1,700              $1,226
     Investment securities
          Taxable                                             95                 105
          Exempt from federal income taxes                    --                  43
     Mortgage-backed securities                               89                 116
     Interest-bearing deposits and other                      20                  33
                                                         -------             -------
          Total interest income                            1,904               1,523
Interest expense:
     Interest on deposit accounts                            614                 615
     Interest on advances and other borrowings               322                 123
                                                         -------             -------
          Total interest expense                             936                 738
                                                         -------             -------
Net interest income                                          968                 785
Provision for loan and lease losses                           30                  30
                                                         -------             -------
Net interest income after provision for
     loan and lease losses                                   938                 755
Noninterest income:
     Loan fees and service charges                            20                  15
     Gain on sales of  loans                                  18                  32
     Gain on sales of investments and
     Mortgage-backed securities available for sale             6                  --
     Other                                                    15                  10
                                                         -------             -------
          Total noninterest income                            59                  57
Noninterest expense:
     Salaries and employee benefits                          214                 209
     Net occupancy expense                                    42                  33
     Federal deposit insurance                                24                  28
     SAIF assessment                                         326                  --
     Other operating                                         308                 114
                                                         -------             -------
          Total noninterest expense                          914                 384
                                                         -------             -------
Earnings before income taxes                                  83                 429
Income taxes                                                  31                 167
                                                         -------             -------
                    NET EARNINGS                          $   52              $  262
                                                         -------             -------
                                                         -------             -------

Earnings and dividends per share:
       Net earnings per share                            $  0.05             $  0.25
                                                         -------             -------
                                                         -------             -------
       Cash dividends declared per share                 $  0.10             $  0.06
                                                         -------             -------
                                                         -------             -------


                              TROY HILL BANCORP, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                            Three months ended
                                                               September 30,
                                                           (Dollars in thousands)
                                                                (Unaudited)
                                                           ----------------------
                                                              1996        1995
                                                             ------      ------


Cash flows from operating activities:
   Net earnings                                              $   52     $   262
   Adjustments to reconcile net income to
      net cash provided by operating activities:
   Provision for loan and lease losses                           30          30
   Origination of loans for sale                                 --      (2,719)
   Proceeds from sale of loans                                   --       2,712
   Depreciation                                                  21          16
   Amortization of deferred loan origination
        fees and accretion of discounts                         (25)        (21)
   Deferred income tax benefit                                   (7)          1
   Increase in accrued interest
      receivable                                                (77)        (30)
  Loss (gain) on sale of investment and
     mortgage-backed securities available for sale               (6)         --
  Other                                                           8         283
   Increase in accrued income taxes and other liabilities       695         114
                                                             ------      ------
                      Net cash provided by
                           operating activities                 691         648
                                                             ------      ------

Cash flows from investing activities:
   Purchases of investment securities                            --          --
   Purchases of mortgage-backed securities                       --          --
   Sale of investment and mortgage-backed securities
        available for sale                                    2,548         749
   Principal repayments of mortgage-backed securities           179         327
   Net increase in loans                                     (9,329)     (5,388)
   Purchases of office properties and equipment                  (2)         (1)
   Purchase of Federal Home Loan Bank Stock                    (419)       (331)
                                                             ------      ------
            Net cash provided by
                      investing activities                   (7,023)     (4,644)
                                                             ------      ------


                                  (continued)
                                      3



                              TROY HILL BANCORP, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS


Cash flows from financing activities:
    Net increase in deposit accounts                         (1,305)      1,136
    Net increase in advances from Federal Home Loan Bank      8,367       6,583
    Net decrease in advances by borrowers for taxes and
       insurance                                               (443)       (396)
    Dividends declared                                          (99)        (57)
                                                             ------      ------
               Net cash provided by
                         financing activities                 6,520       7,266
                                                             ------      ------

                Net increase in cash                            188       3,270

Cash and cash equivalents at beginning of period              2,869       1,469
                                                             ------      ------

Cash and cash equivalents at end of period                  $ 3,057     $ 4,739
                                                             ------      ------
                                                             ------      ------


Supplemental disclosures of cash flow information:

     Cash paid during the period for:

     Interest on deposits and borrowings                    $   614     $   615
                                                             ------      ------
                                                             ------      ------

     Income taxes                                           $    35     $    63
                                                             ------      ------
                                                             ------      ------

     Non-cash investing transactions:

     Transfers from loans to real estate acquired
          through foreclosure                               $    --     $   335
                                                             ------      ------
                                                             ------      ------

      Unrealized loss on investment securities                   90          --
      Unrealized gain on mortgage-backed securities             (21)       (112)
      Deferred income taxes                                       3          38
                                                             ------      ------
      Net unrealized (gain) loss on investment and
            mortgage-backed securities                      $    72     $   (74)
                                                             ------      ------
                                                             ------      ------


                            TROY HILL BANCORP, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY





                                                                       Shares acquired
                                                         Additional      by Employee
                                   Common    Treasury     Paid In      Stock Ownership     Retained
(Dollars in thousands)             Stock      Stock       Capital            Plan          Earnings
----------------------------------------------------------------------------------------------------

Balance at June 30, 1996            $11       (703)        $10,614           ($756)         $9,395

Purchase of Treasury Stock                      --              --              --              --

Purchases of stock for
Recognition and Retention Plan       --                         --              --              --

Accrual for Employee Stock
Ownership Plan (ESOP)                --                         10              24              --

Cash dividends declared on
Common Stock at $.26 per
share                                --                         --              --             (99)

Increase in unrealized gain on
securities available for sale        --                         --              --              --

Net income                           --                         --              --              52

----------------------------------------------------------------------------------------------------
Balance at September 30, 1996       $11       $(703)       $10,624           $(732)       $  9,348
                                   -----------------------------------------------------------------
                                   -----------------------------------------------------------------




                                   Unrealized Gain on
                                     Investment and        Shares acquired
                                     Mortgage-backed       by Recognition        Total
                                   securities available     and Retention      Stockholders'
(Dollars in thousands)                   for sale               Plan             Equity
--------------------------------------------------------------------------------------------

Balance at June 30, 1996                   ($58)                ($463)            $18,040

Purchase of Treasury Stock                   --                    --                  --

Purchases of stock for
Recognition and Retention Plan               --                    --                  --

Accrual for Employee Stock
Ownership Plan (ESOP)                        --                    --                  34

Cash dividends declared on
Common Stock at $.26 per
share                                        --                    --                 (99)

Increase in unrealized gain on
securities available for sale               (14)                   --                 (14)

Net income                                   --                    --                  52
------------------------------------------------------------------------------------------
Balance at September 30, 1996              $(72)                $(463)            $18,013
                                         -------------------------------------------------
                                         -------------------------------------------------


TROY HILL BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other interim period.

CORPORATE REORGANIZATION
------------------------

On September 16, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with PennFirst Bancorp, Inc. ("PennFirst"), a Pennsylvania-chartered thrift holding company which is headquartered in Ellwood City, Pennsylvania. Pursuant to the Agreement, the Company will merge with and into PennFirst and the Troy Hill will operate as a separate subsidiary of PennFirst for a minimum period of one year. Each shareholder of the Company will be entitled to receive $21.15 in either cash or shares of PennFirst common stock for each share of Company common stock, subject to an overall requirement that 40% of the outstanding Company common stock be exchanged for cash. The Merger is subject to, among other things, the receipt of all requisite regulatory approvals as well as the approval of the respective shareholders of PennFirst and the Company. In connection therewith, a Special Meeting of Shareholders of PennFirst and the Company is expected to be called for the purpose of approving the Merger during the second or third quarter of fiscal 1997.

EARNINGS PER SHARE
------------------

Earnings per share for the three months ended September 30,1996 and September 30, 1995 have been calculated based on the weighted average number of common and common equivalent shares outstanding (1,005,655 shares and 1,031,528 shares respectively), during the period.

RECENT ACCOUNTING AND LEGISLATIVE DEVELOPMENTS
----------------------------------------------

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this statement had been adopted. The accounting requirements of this statement are effective for transactions entered into fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management of the Savings Bank has not completed an analysis of the potential effects of this Statement on the Savings Bank's financial condition or results of operations.

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

On November 14, 1995, the Federal Deposit Insurance Corporation ("FDIC") approved a final rule regarding deposit insurance premiums. The final rule reduced deposit insurance premiums for Bank Insurance Fund ("BIF") member institutions from 23 to 0 basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for Savings Association Insurance Fund ("SAIF") members at their current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the January 1, 1996 premium assessment. On September 30, 1996, President Clinton signed into law legislation which will eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provides that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF, which in the aggregate will be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. It is anticipated that the amount of the special assessment required to recapitalize the SAIF will be approximately 65.7 basis points of SAIF-assessable deposits as of March 31, 1995. It is anticipated that after the re-capitalization of the SAIF, premiums paid by SAIF-insured institutions will be reduced to approximately $.064 per $100 of deposits for 1997 through 1999. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

Pursuant to the legislation, Troy Hill will be required to pay as of November 27, 1996 the one-time special assessment, which is estimated to amount to $326,000 or $214,000, net of related tax benefits, based upon its total SAIF deposits as of March 31, 1995. The payment of such special assessment will have the effect of immediately reducing Troy Hill's capital by such an amount. Nevertheless, management does not believe that this one-time special assessment will have a material adverse effect on the Company's consolidated financial condition or cause non-compliance with Troy Hill's regulatory capital requirements. Based upon the $52.7 million of assessable deposits at September 30, 1996, Troy Hill would expect to pay approximately $22,000 less in insurance premiums per quarter during 1997.


TROY HILL BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THREE MONTHS ENDED SEPTEMBER 30, 1996


GENERAL
-------

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

ASSET AND LIABILITY MANAGEMENT
------------------------------

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

The Company has adopted a strategy designed to improve the interest rate sensitivity of its assets relative to its liabilities. The primary elements of this strategy include: (i) maintaining a high level of liquid assets that can be reinvested in higher yielding investments should interest rates rise; (ii) emphasizing investments in (A) shorter-term (15 years or less), fixed-rate single-family residential loans and (B) residential construction loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans; (iii) to the extent market conditions permit, increasing the origination of adjustable-rate single-family residential loans ("ARMs"), (iv) maintaining the weighted average maturity of the Company's investment portfolio at five years or less and (v) selling of newly originated loans with maturities of greater than fifteen years.

As of September 30, 1996, the implementation of the asset and liability initiatives resulted in the following: (i) $18.6 million or 22.2% of the Company's total loan portfolio had adjustable interest rates or maturities of less than 12 months; (ii) $1.2 million or 48.6% of the Company's mortgage-backed securities were secured by ARMs; and (iii) $5.1 million or 81.0% of the Company's investment securities portfolio had scheduled maturities of five years or less.

RESULTS OF OPERATIONS

GENERAL
-------

The Company reported net earnings of $52,000 and $262,000 during the three months ended September 30, 1996 and 1995, respectively. The $210,000 or 80.2% decrease in net earnings for the three months ended September 30, 1996, as compared to the same period in the prior year, is primarily due to the $530,000 increase in noninterest expense which is primarily attributable to the $326,000 special one-time SAIF assessment and a $198,000 increase in interest expense, which were partially offset by a $381,000 increase in total interest income and a $136,000 decrease in income taxes. If not for this one-time assessment, net earnings for the three months ended September 30, 1996 would have been $266,000, or a 1.5% increase over the 1995 quarter.

NET INTEREST INCOME
-------------------

Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

The Company's net interest income increased by $183,000 or 23.3% during the three months ended September 30, 1996 when compared to the respective period in 1995.

INTEREST INCOME
---------------

Interest on loans increased by $474,000 or 38.7% for the three months ended September 30, 1996, when compared with the same period in 1995. The increase in interest on loans was due primarily to an increase in the balance on loans receivable for the three months ended September 30, 1996 when compared to the same period in 1995.

Interest and dividends on investment securities and other interest-earning assets (consisting primarily of U.S. Government and agency obligations, corporate obligations, interest-bearing deposits and FHLB of Pittsburgh stock) decreased by $66,000 or 36.5% during the three months ended September 30, 1996 when compared with the same period in 1995. The decrease was the result of the sale of U.S. Government and agency obligations to fund newly originated loans.

Interest on mortgage-backed securities decreased $27,000 or 23.3% during the three months ended September 30, 1996 when compared with the same period in 1995. The decrease was due primarily to a decrease of $2.4 million in the average balance of mortgage-backed securities outstanding for the three months ended September 30, 1996 when compared to the same period in 1995.

INTEREST EXPENSE
----------------

Interest expense on deposits, the largest component of the Company's interest-bearing liabilities, for the three months ended September 30, 1996 when compared to the same period in 1995 remained constant.

Interest on borrowings (consisting of advances from the FHLB of Pittsburgh) increased $199,000 or 161.8% during the three months ended September 30, 1996, when compared with the same period in 1995. The increase was due to an increase in the average balance of such borrowings of $8.9 million during the three months ended September 30, 1996 as compared to the same period in 1995.
 The Savings Bank reinvested these additional advances from the Federal Home Loan Bank of Pittsburgh into permanent and construction loans secured by single-family residences.

PROVISION FOR LOAN AND LEASE LOSSES
-----------------------------------

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

The Savings Bank's provisions for loan and lease losses during the three month period ended September 30, 1996 when compared to the same period in 1995 remained constant. The Company's total allowance for loan and lease losses amounted to .82% of the Company's total loan portfolio at September 30, 1996, as compared with 1.09% at September 30, 1995. As of September 30, 1996, the Company's total allowance for loan and lease losses amounted to 76.5% of total nonperforming loans.

NONINTEREST INCOME
------------------

The Company's noninterest income remained constant during the three months ended September 30, 1996 when compared with the same period in 1995.

NONINTEREST EXPENSE
-------------------

Noninterest expense increased by $530,000 or 138.0% during the three months ended September 30, 1996 when compared with the same period in 1995. The increase is primarily due to the $326,000 one-time SAIF assessment, expenses incurred with respect to the merger with PennFirst Bancorp, Inc. and expenses incurred for properties held in real estate owned through foreclosure. Without the one-time SAIF assessment, noninterest expense would have increased by $204,000 or 53.1%.

INCOME TAXES
------------

The Company recognized $31,000 in income tax expense which reflected an effective rate of 37.3% for the three months ended September 30, 1996, as compared to $167,000 with an effective tax rate of 38.9% for the comparable 1995 period, due to lower pretax income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayment and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provides liquidity to meet lending requirements. The Company has been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. In addition, the Company may, to the extent deemed necessary, utilize borrowings for liquidity (primarily consisting of advances from the FHLB of Pittsburgh). At September 30, 1996, the Company had $26.9 million of outstanding advances from the FHLB of Pittsburgh.

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

At September 30, 1996, the total approved loan commitments outstanding amounted to $2.3 million. At the same date, commitments under unused lines of credit amounted to $3.0 million and the unadvanced portion of construction loans approximated $5.2 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1996 totaled $17.8 million. Management believes that a significant portion of maturing deposits will remain with the Savings Bank.

The Company's total consolidated assets were $99.5 million at September 30, 1996, an increase of $7.3 million or 7.9% over total consolidated assets at June 30, 1996.

Total consolidated stockholders' equity was $18.0 million at September 30, 1996, remaining relatively constant compared to the balance at June 30, 1996.


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

Savings institutions must satisfy three different OTS capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets.
 For purposes of the regulation, core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and qualifying supervisory goodwill. Core capital is generally reduced by the amount of savings institutions intangible assets, although limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights, qualifying supervisory goodwill and certain other intangibles, all of which are currently not relevant to the calculation of the Savings Bank's regulatory capital. Tangible capital is core capital less all intangible assets, with a limited exception for purchased mortgage servicing rights. The following table sets forth the Savings Bank's compliance with each of the above described regulatory capital requirements at September 30, 1996.


                   Tangible                  Core                Risk-Based
                    Capital                 Capital                Capital
                   --------                 -------              ----------
                                    (Dollars in Thousands)

Regulatory
capital            $14,254                  $14,254                $15,022

Minimum
required
regulatory
capital              1,432                    2,865                  4,902
                   -------                  -------                 ------

Excess
regulatory
capital            $12,822                  $11,389                 10,120
                   -------                  -------                 ------
                   -------                  -------                 ------

Regulatory
capital as
a percentage
of assets(1)        14.93%                   14.93%                 24.51%

Minimum capital
required as a
percentage           1.50%                    3.00%                  8.00%
                   -------                  -------                 ------


Excess regulatory
capital as a
percentage in
excess of
requirement         13.43%                   11.93%                 16.51%
                   -------                  -------                 ------
                   -------                  -------                 ------



(1) Tangible and core capital are computed as a percentage of adjusted total assets of $95.5 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $61.3 million.



IMPACT OF INFLATION AND CHANGING PRICES
---------------------------------------

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

PART II-OTHER INFORMATION
-------------------------


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         THE COMPANY IS INVOLVED ONLY IN ROUTINE LEGAL PROCEEDINGS OCCURRING IN THE ORDINARY COURSE OF BUSINESS WHICH IN THE AGGREGATE ARE BELIEVED BY MANAGEMENT TO BE IMMATERIAL TO THE FINANCIAL CONDITION OF THE COMPANY.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         NOT APPLICABLE.

ITEM 5.  OTHER INFORMATION
         -----------------

         NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         A) EXHIBIT 27:  FINANCIAL DATA SCHEDULE

         B) ON SEPTEMBER 25, 1996, THE COMPANY FILED A FORM 8-K TO REPORT THAT IT HAD ENTERED INTO AN AGREEMENT AND PLAN OF REORGANIZATION (THE "AGREEMENT") WITH PENNFIRST BANCORP, INC. ("PENNFIRST"), A PENNSYLVANIA-CHARTERED THRIFT HOLDING COMPANY WHICH IS HEADQUARTERED IN ELLWOOD CITY, PENNSYLVANIA. SEE THE NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS ON THE CORPORATE REORGANIZATION.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                            TROY HILL BANCORP, INC.



NOVEMBER 7, 1996                       BY:  /S/ ELLRY N. DAVIS
----------------                            -----------------------
                                            ELLRY N. DAVIS
                                            PRESIDENT AND CHIEF EXECUTIVE
                                            OFFICER



NOVEMBER 7, 1996                       BY:  /S/ LAWRENCE C. KERR
----------------                            -----------------------
                                            LAWRENCE C. KERR
                                            TREASURER