Form 10QSB
period 1996-12-31
TROY HILL BANCORP INC
filed 1997-02-14
CIK 921363

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1996

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______  to


                        Commission File Number:  0-24350


                             TROY HILL BANCORP, INC.
                             -----------------------
       (Exact name of small business issuer as specified in its charter)


      Pennsylvania                                25-0844150
    ----------------                            --------------
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

    SHARES OUTSTANDING AS OF FEBRUARY 6, 1997: 1,067,917 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.

    Transitional Small Business Disclosure Format (check one): Yes__ No  x
                                                                        ---

                             TROY HILL BANCORP, INC.

                                      INDEX
                                      -----


Part I.    Financial Information                                            Page
--------------------------------------------------------------------------------

Item 1.            Financial Statements


                   Consolidated Statements of Financial                       1
                   Condition as of December 31, 1996
                   (Unaudited) and June 30, 1996


                   Consolidated Statements of
                   Earnings for the Three and Six Months
                   Ended December 31, 1996 and 1995
                   (Unaudited)                                                2


                   Consolidated Statements of Cash Flows
                   for the Three and Six Months ended
                   December 31, 1996 and 1995 (Unaudited)                     3


                   Consolidated Statement of
                   Stockholders' Equity for the
                   Six Months ended December 31,
                   1996 (Unaudited)                                           5


                   Notes to Unaudited Consolidated
                   Financial Statements                                       6


Item 2.            Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations for the Three and Six Months
                   Ended December 31, 1996 and 1995.                          8

Part II.   Other Information                                                Page
--------------------------------------------------------------------------------

Item 1.            Legal Proceedings                                         17
Item 2.            Changes in Securities                                     17
Item 3.            Defaults Upon Senior Securities                           17
Item 4.            Submission of Matters to a Vote of
                   Security Holders                                          17
Item 5.            Other Information                                         17
Item 6.            Exhibits and Reports on Form 8-K                          17
Signatures                                                                   18

                            TROY HILL BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                     December 31,      June 30,
                                                        1996             1996
                                                        (Dollars in Thousands)
ASSETS:                                               (Unaudited)
                                                     ------------     ---------

Cash and due from banks                                $   2,012      $   2,869
Investments and mortgage-backed
    securities-available for sale                          9,066         11,731
Loans receivable                                          87,999         74,552
Office properties and equipment - net of
    accumulated depreciation                                 618            653
Federal Home Loan Bank stock - at cost                     1,448            929
Real estate owned                                            487            462
Accrued interest receivable                                  631            546
Deferred income tax benefits                                 333            359
Other                                                         34             82
                                                     ------------     ---------
                        Total assets                   $ 102,628      $  92,183
                                                     ------------     ---------
                                                     ------------     ---------

LIABILITIES

Deposit accounts                                       $  53,253      $  53,960
Advances from Federal Home Loan Bank                      28,950         18,583
Advances by borrowers for taxes and insurance              1,279          1,185
Accrued expenses and other liabilities                       680            415
                                                     ------------     ---------
                        Total liabilities                 84,162         74,143
                                                     ------------     ---------
                                                     ------------     ---------

STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares
       authorized and unissued                                --             --
Common stock, $.01 par value, 10,000,000 shares
       authorized, 1,124,125 shares issued                    11             11
Additional paid-in-capital                                10,645         10,614
Retained earnings                                          9,556          9,395
Treasury stock- at cost, 56,208 shares at
       June 30, 1996 and December 31, 1996                  (703)          (703)
Shares acquired by Recognition and Retention Plan           (328)          (463)
Unearned ESOP shares                                        (708)          (756)
Unrealized loss on investments and mortgage-
       backed securities available for sale                   (7)           (58)
Total stockholders' equity                                18,466         18,040
                                                     ------------     ---------
Total liabilities and stockholders' equity             $ 102,628      $  92,183
                                                     ------------     ---------
                                                     ------------     ---------

                                  Troy Hill Bancorp, Inc.
                             CONSOLIDATED STATEMENTS OF EARNINGS




                                      Three months ended                              Six months ended
                                          December 31,                                  December 31,
                                        (In thousands,                                 (In thousands,
                                   except for per share data)                    except for per share data)
                                          (Unaudited)                                    (Unaudited)
                             -----------------------------------------    ----------------------------------------
                              1996                              1995          1996                         1995
                              ----                              ----          ----                         ----

Interest income:

     Loans                     $1,843                             $1,306        $3,543                      $2,532
     Investment securities
          Taxable                 119                                132           214                         237
          Exempt from federal
           income taxes            --                                 33            --                          77
     Mortgage-backed securities    32                                116           121                         232
     Interest-bearing deposits
      and other                    51                                 34            71                          67
                               ------                             ------        ------                      ------
          Total interest
           income               2,045                              1,621         3,949                       3,145
Interest expense:
     Interest on deposit
      accounts                    625                                639         1,239                       1,254
     Interest on advances and
      other borrowings            421                                165           743                         288
                               ------                             ------        ------                      ------
          Total interest
           expense              1,046                                804         1,982                       1,542
                               ------                             ------        ------                      ------
Net interest income               999                                817         1,967                       1,603
Provision for loan and
 lease losses                      30                                 30            60                          60
                               ------                             ------        ------                      ------
Net interest income after
 provision for loan and
 lease losses                     969                                787         1,907                       1,543
Noninterest income:
     Loan fees and service
      charges                      15                                  7            35                          22
     Gain on sales of  loans       12                                 27            30                          59
      Gain (loss) on sales of
       investments and mortgage-
       backed securities
       available for sale          --                                (11)            6                          (11)
     Other                         40                                  9            55                           19
                               ------                             ------        ------                      -------
          Total noninterest
           income                  67                                 32           126                           89
Noninterest expense:
     Salaries and employee
      benefits                    314                                211           528                           420
     Net occupancy expense         39                                 41            81                            74
     Federal deposit insurance     31                                 29            55                            57
     SAIF assessment               --                                 --           326                            --
     Other operating              174                                121           482                           235
                               ------                             ------        ------                      --------
          Total noninterest
           expense                558                                402         1,472                           786
                               ------                             ------        ------                      --------
Earnings before  income taxes     478                                417           561                           846
Income taxes                      170                                159           201                           326
                               ------                             ------        ------                      --------
             NET EARNINGS      $  308                             $  258        $  360                      $    520
                               ------                             ------        ------                      --------
                               ------                             ------        ------                      --------

Earnings and dividends per share:
       Net earnings per share  $ 0.31                             $ 0.26        $ 0.36                      $    0.52
                               ------                             ------        ------                      ---------
                               ------                             ------        ------                      ---------
       Cash dividends declared
        per share              $ 0.10                             $ 0.10        $ 0.20                      $    0.16
                               ------                             ------        ------                      ---------
                               ------                             ------        ------                      ---------


                                  Troy Hill Bancorp, Inc.
                          STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                        Six months ended
                                                          December 31,
                                                     (Dollars in thousands)
                                                           (Unaudited)
                                                     ----------------------
                                                     1996              1995
                                                     ----              ----
Cash flows from operating activities:
     Net earnings                                    $    360          $   520
     Adjustments to reconcile net income to
        net cash provided by operating activities:
     Provision for loan and lease losses                   60               60
     Origination of loans for sale                     (1,216)          (4,803)
     Proceeds from sale of loans                        1,121            4,766
     Depreciation                                          37               33
     Amortization of deferred loan origination
          fees and accretion of discounts                 (61)             (46)
     Increase in accrued interest
        receivable                                        (85)             (33)
     Increase in accrued income taxes and other
      liabilities                                         373              345
     Other                                                 95              (92)
                                                     --------          -------
              Net cash provided by
                        operating activities              684              750
                                                     --------          -------

Cash flows from investing activities:
     Purchases of investment securities                    --               --
     Purchases of mortgage-backed securities               --           (1,500)
     Sale of investment and mortgage-backed securities
          available for sale                            2,557            5,350
     Principal repayments of mortgage-backed
      securities                                          213              518
     Net increase in loans                            (13,345)          (8,702)
     Purchases of office properties and equipment          (2)              (5)
     Purchase of Federal Home Loan Bank Stock            (519)             (56)
                                                     --------          -------
              Net cash provided by
                        investing activities          (11,096)          (4,395)
                                                     --------          -------

                                    (continued)
                                         3

                             Troy Hill Bancorp, Inc.
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

Cash flows from financing activities:
    Net increase (decrease) in deposit accounts          (707)           3,768
    Net increase in advances from Federal Home Loan
     Bank                                              10,367              833
    Net decrease in advances by borrowers for
     taxes and insurance                                   94               (7)
    Dividends                                            (199)            (154)
                                                     --------          -------
              Net cash provided by
                        financing activities            9,555            4,440
                                                     --------          -------

                Net increase in cash                     (857)             795

Cash and cash equivalents at beginning of period        2,869            1,469
                                                     --------          -------

Cash and cash equivalents at end of period           $  2,012          $ 2,264
                                                     --------          -------
                                                     --------          -------

Supplemental disclosures of cash flow information:

     Cash paid during the period for:

     Interest on deposits and borrowings             $  1,239          $ 1,254
                                                     --------          -------
                                                     --------          -------

     Income taxes                                    $    151          $   118
                                                     --------          -------
                                                     --------          -------

     Non-cash investing transactions:

     Transfers from loans to real estate acquired
          through foreclosure                        $     47          $    34
                                                     --------          -------
                                                     --------          -------

                              Troy Hill Bancorp, Inc.
                 Consolidated Statement of Stockholders' Equity




                                                                               Unrealized Gain on
                                                    Shares acquired              Investment and      Shares acquired
                                         Additional   by Employee                Mortgage-backed     by Recognition     Total
                        Common  Treasury  Paid In   Stock Ownership  Retained  securities available  and Retention   Stockholders'
(Dollars in thousands)  Stock    Stock    Capital        Plan        Earnings      for sale              Plan           Equity
----------------------  ------  -------- ---------- ---------------  --------  --------------------  --------------- -------------

Balance at June
30, 1996                $ 11    $ (703)  $ 10,614   $    (756)       $ 9,395   $    (58)             $  (463)        $  18,040

Purchase of
Treasury Stock                      --         --          --             --         --                   --                --

Amortization of
Recognition and
Retention Plan awards     --        --         --          --             --         --                  135              135

Accrual for Employee Stock
Ownership Plan (ESOP)     --                   31          48             --         --                   --               79

Cash dividends declared on
Common Stock at $.20 per
share                     --                   --           --           (199)        --                   --             (199)

Increase in unrealized
gain on securities
available for sale        --                   --           --             --         51                   --               51


Net income                --                   --           --            360         --                   --              360
                        ----    ------   --------   ----------       --------  ---------             --------        ---------

Balance at
December 31, 1996       $ 11    $ (703)  $ 10,645   $  (708)          $ 9,556   $     (7)            $   (328)       $  18,466
                        ----    ------   --------   ----------       --------  ---------             --------        ---------
                        ----    ------   --------   ----------       --------  ---------             --------        ---------



                                    TROY HILL BANCORP, INC.
                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other interim period.

Corporate Reorganization

On September 16, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with PennFirst Bancorp, Inc. ("PennFirst"), a Pennsylvania-chartered thrift holding company which is headquartered in Ellwood City, Pennsylvania. Pursuant to the Agreement, the Company will merge with and into PennFirst and Troy Hill will operate as a separate subsidiary of PennFirst for a minimum period of one year. Each shareholder of the Company will be entitled to receive $21.15 in either cash or shares of PennFirst common stock for each share of Company common stock, subject to an overall requirement that 40% of the outstanding Company common stock be exchanged for cash. The Merger is subject to, among other things, the receipt of all requisite regulatory approvals as well as the approval of the respective shareholders of PennFirst and the Company. In connection therewith, a Special Meeting of Shareholders of PennFirst and the Company will be held for the purpose of approving the Merger on March 18, 1997 and March 17, 1997, respectively.

Earnings per share

Earnings per share for the three and six months ended December 31,1996 have been calculated based on the weighted average number of common and common equivalent shares outstanding (987,291 shares and 980,067 shares respectively), and for the three and six months ended December 31, 1995 (990,163 and 992,765 shares respectively), during the period.

Recent Accounting and Legislative Developments

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

On November 14, 1995, the Federal Deposit Insurance Corporation ("FDIC") approved a final rule regarding deposit insurance premiums. The final rule reduced deposit insurance premiums for Bank Insurance Fund ("BIF") member institutions from 23 to 0 basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for Savings Association Insurance Fund ("SAIF") members at their current levels (23 basis points for institutions in the lowest risk category). On September 30, 1996, President Clinton signed into law legislation which will eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provides that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF, which in the aggregate will be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter. Effective October 8, 1996, FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996. Troy Hill's one-time special assessment amounted to $326,000. Net of related tax benefits, the one-time special assessment amounted to $214,000.

On October 16, 1996, the FDIC proposed to lower assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates range from zero basis points to 27 basis points. From 1997 through 1999, SAiF members will pay 6.4 basis points to fund the Financing Corporation while BIF member institutions will pay approximately 1.3 basis points. Troy Hill's insurance premiums, which have amounted to 23 basis points will be reduced to 6.4 basis points. Based upon the $53.2 million of assessable deposits at December 31, 1996, Troy Hill would expect to pay $22,600 less in insurance premiums per quarter during 1997.

TROY HILL BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THREE AND SIX MONTHS ENDED DECEMBER 31, 1996

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

As of December 31, 1996, the implementation of the asset and liability initiatives resulted in the following: (i) $16.8 million or 19.0% of the Company's total loan portfolio had adjustable interest rates or maturities of less than 12 months; (ii) $1.1 million or 48.5% of the Company's mortgage-backed securities were secured by ARMs; and (iii) $5.5 million or 82.1% of the Company's investment securities portfolio had scheduled maturities of five years or less.

RESULTS OF OPERATIONS

General

The Company reported net earnings of $308,000 and $258,000 during the three months ended December 31, 1996 and 1995, and $360,000 and $520,000 during the six months ended December 31, 1996 and 1995, respectively. The $50,000 or 19.4% increase in net earnings for the three months ended December 31, 1996, as compared to the same period in the prior year, is primarily due to a $182,000 increase in net interest income and a $35,000 increase in total noninterest income, which were partially offset by a $156,000 increase in total noninterest expense and an $11,000 increase in income taxes. The $160,000 or 30.8% decrease in net earnings for the six months ended December 31, 1996, as compared to the same period in the prior year, is primarily the result of the $686,000 increase in total noninterest expense, which includes the special one-time assessment to recapitalize the SAIF of $326,000 (before taxes) and a $440,000 increase in total interest expense which were partially offset by an $804,000 increase in total interest income, a $37,000 increase in total noninterest income and a $125,000 decrease in income taxes. If not for this one-time assessment, net earnings for the six months ended December 31, 1996 would have been $574,000, or a 10.4% increase over the 1995 period.

Net Interest Income

Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

The Company's net interest income increased by $182,000 or 22.3% and $364,000 or 22.7% during the three and six months ended December 31, 1996 when compared to the respective periods in 1995.

Interest Income

Interest on loans increased by $537,000 or 41.1% and $1.0 million or 40.0% for the three and six months ended December 31, 1996, when compared with the same periods in 1995. The increase in interest on loans was due primarily to an increase in the average balance of loans receivable for the three and six months ended December 31, 1996 when compared to the same periods in 1995.

Interest and dividends on investment securities and other interest-earning assets (consisting primarily of U.S. Government and agency obligations, corporate obligations, interest-bearing deposits and FHLB of Pittsburgh stock) decreased by $29,000 or 14.6% and $96,000 or 25.2% during the three and six months ended December 31,

1996 when compared with the same periods in 1995. The decrease was the result of the sale of U.S. Government and agency obligations to fund newly originated loans.

Interest on mortgage-backed securities decreased $84,000 or 72.4% and $111,000 or 47.8% during the three and six months ended December 31, 1996, respectively when compared with the same periods in 1995. The decrease during the three month period was due primarily to a decrease of $4.2 million in the average balance of mortgage-backed securities outstanding for the three months ended December 31, 1996 when compared to the same period in 1995. The decrease during the six month period was due to a decrease of $3.3 million in the average balance of mortgage-backed securities outstanding for the six months ended December 31, 1996 when compared to the same period in 1995. The decrease was the result of the sale of mortgage-backed securities to fund newly originated loans.

Interest Expense

Interest expense on deposits, the largest component of the Company's interest-bearing liabilities, decreased by $14,000 or 2.2% and $15,000 or 1.2% for the three and six months ended December 31, 1996 when compared to the same periods in 1995. The decreases were due primarily to decreases of $453,000 and $991,000 in the average balance of deposits outstanding for the three and six months ended December 31, 1996 when compared to the same periods in 1995.

Interest on borrowings (consisting of advances from the FHLB of Pittsburgh) increased $256,000 or 155.2% and $455,000 or 158.0% during the three and six months ended December 31, 1996, when compared with the same periods in 1995. The increases were due to an increase in the average balance of such borrowings of $18.4 million and $16.7 milllion during the three and six months ended December 31, 1996 as compared to the same periods in 1995. The Savings Bank reinvested these additional advances from the Federal Home Loan Bank of Pittsburgh into permanent and construction loans secured by single-family residences.

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

The Savings Bank's provisions for loan and lease losses during the three and six month periods ended December 31, 1996 when compared to the same periods in 1995 remained constant. The Company's total allowance for loan and lease losses amounted to .82% of the Company's total loan portfolio at December 31, 1996, as compared with 1.10% at December 31, 1995. As of December 31, 1996, the Company's total allowance for loan and lease losses amounted to 53.3% of total nonperforming loans as compared to 34.9% as of December 31, 1995.

Noninterest Income

The Company's noninterest income increased by $35,000 and $37,000 during the three and six months ended December 31, 1996, when compared with the same periods in 1995. The increases were primarily due to profits on the sale of real estate owned and rental income on real estate owned.

Noninterest Expense

Noninterest expense increased by $156,000 or 38.8% and $686,000 or 87.3% during the three and six months ended December 31, 1996 when compared with the same periods in 1995. The increase during the three month period ended was primarily due to a $103,000 increase in salaries and employee benefits and a $32,000 increase in expenses incurred with respect to the merger with PennFirst Bancorp, Inc. The increase during the six month period ended was primarily due to a $108,000 increase in salaries and employee benefits, a $326,000 one-time SAIF assessment and a $157,000 increase in expenses incurred with respect to the merger with PennFirst Bancorp, Inc.

Income Taxes

The Company recognized $170,000 in income tax expense which reflected an effective rate of 35.6% for the three months ended December 31, 1996, as compared to $159,000 with an effective tax rate of 38.1% for the comparable 1995 period. The Company recognized $201,000 in income tax expense which reflected an effective tax rate of 35.8% for the six months ended December 31, 1996, as compared to $326,000 with an effective tax rate of 38.5% for the same period in 1995.

Liquidity and Capital Resources

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayment and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provides liquidity to meet lending requirements. The Company has been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. In addition, the Company may, to the extent deemed necessary, utilize borrowings for liquidity (primarily consisting of advances from the FHLB of Pittsburgh). At December 31, 1996, the Company had $29.0 million of outstanding advances from the FHLB of Pittsburgh. The increased borrowings were used to fund newly originated loans.

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

At December 31, 1996, the total approved loan commitments outstanding amounted to $471,000. At the same date, commitments under unused lines of credit amounted to $4.0 million and the unadvanced portion of construction loans approximated $5.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1996 totaled $18.2 million. Management believes that a significant portion of maturing deposits will remain with the Savings Bank.

The Company's total consolidated assets were $102.6 million at December 31, 1996, an increase of $10.4 million or 11.3% over total consolidated assets at June 30, 1996.

Total consolidated stockholders' equity was $18.5 million at December 31, 1996, an increase of $426,000 or 2.4% over total consolidated stockholders' equity at June 30, 1996.

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

Savings institutions must satisfy three different OTS capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8% of "risk-weighted" assets. For purposes of the regulation, core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and qualifying supervisory goodwill. Core capital is generally reduced by the amount of savings institutions intangible assets, although limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights, qualifying supervisory goodwill and certain other intangibles, all of which are currently not relevant to the calculation of the Savings Bank's regulatory capital. Tangible capital is core capital less all intangible assets, with a limited exception for purchased mortgage servicing rights. The following table sets forth the Savings Bank's compliance with each of the above described regulatory capital requirements at December 31, 1996.

                         Tangible              Core             Risk-Based
                         Capital              Capital             Capital
                         --------             -------           ----------
                                      (Dollars in Thousands)

Regulatory
capital                  $14,639               $14,639            $15,149

Minimum
required
regulatory
capital                    1,480                 2,959              4,897
                         -------               -------            -------

Excess
regulatory
capital                  $13,159               $11,680            $10,252
                         -------               -------            -------
                         -------               -------            -------

Regulatory
capital as
a percentage
of assets(1)               14.84%                14.84%             24.75%

Minimum capital
required as a
percentage                  1.50%                 3.00%              8.00%
                         -------                ------             ------


Excess regulatory
capital as a
percentage in
excess of
requirement                13.34%                11.84%             16.75%
                         -------                ------            -------
                         -------                ------            -------


(1) Tangible and core capital are computed as a percentage of adjusted total assets of $98.6 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $61.2 million.

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

PART II--OTHER INFORMATION
___________________________

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

               a) Exhibit 27:  Financial Data Schedule

                                      SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TROY HILL BANCORP, INC.



February 7, 1997                             By: /s/ Ellry N. Davis
                                                 ---------------------------
                                                 Ellry N. Davis
                                                 President and Chief Executive
                                                 Officer

February 7, 1997                             By: /s/ Lawrence C. Kerr
                                                 ----------------------------
                                                 Lawrence C. Kerr
                                                 Treasurer